Form 10-Q
period 1996-03-31
COR THERAPEUTICS INC / DE
filed 1996-05-14
CIK 874865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

  x     Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - -----   Exchange Act of 1934.  For the quarterly period ended March 31, 1996.

        Transition report pursuant to Section 13 or 15(d) of the Securities
- - -----   Exchange Act of 1934.  For the transition period from        to        .
                                                             --------  --------

                             Commission File Number
                                     0-19290

                             COR THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             94-3060271
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)

          256 East Grand Avenue, South San Francisco, California 94080
              (Address of principal executive offices and zip code)

                                 (415) 244-6800
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   x                              No
                      -----                               -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $.0001 par value                     19,493,591
                                                           ----------
                                                   Outstanding at April 26, 1996

                             COR THERAPEUTICS, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION                                           PAGE NO.
Item 1.       Financial Statements and Notes

              Condensed Balance Sheets - March 31, 1996
              and December 31, 1995                                               3

              Statements of Operations - for the three months
              ended March 31, 1996 and 1995                                       4

              Statements of Cash Flows - for the three months
              months ended March 31, 1996 and 1995                                5

              Notes to Financial Statements                                       6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           6

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                        9

COR(TM) and INTEGRILIN(TM) are trademarks of the Company.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Notes

                             COR THERAPEUTICS, INC.
                            CONDENSED BALANCE SHEETS

                          ASSETS
                                                         March 31,            December 31,
                                                           1996                   1995
                                                       -------------         -------------
                                                        (unaudited)
Current assets:
     Cash and cash equivalents                         $   3,655,000         $   5,463,000
     Short-term investments                               66,675,000            79,371,000
     Other current assets                                  8,928,000             7,995,000
                                                       -------------         -------------
        Total current assets                              79,258,000            92,829,000
Property and equipment, net                                8,314,000             8,077,000
                                                       -------------         -------------
                                                       $  87,572,000         $ 100,906,000
                                                       =============         =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $   1,663,000         $   1,555,000
     Accrued compensation                                  1,560,000             1,928,000
     Accrued development costs                             4,955,000             5,759,000
     Other accrued liabilities                             2,199,000             2,486,000
     Long-term debt--current portion                       1,310,000             1,321,000
     Capital lease obligations--current portion            1,242,000             1,046,000
                                                       -------------         -------------
        Total current liabilities                         12,929,000            14,095,000
Long-term debt--noncurrent portion                         1,496,000             1,801,000
Capital lease obligations--noncurrent portion              2,644,000             2,773,000

Stockholders' equity                                     173,505,000           173,749,000
Accumulated deficit                                     (103,002,000)          (91,512,000)
                                                       -------------         -------------
        Total stockholders' equity                        70,503,000            82,237,000
                                                       -------------         -------------
                                                       $  87,572,000         $ 100,906,000
                                                       =============         =============

                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                ------------------------------
                                                    1996              1995
                                                ------------      ------------
Contract revenues                               $  2,531,000      $       --

Expenses:
     Research and development                     13,141,000         7,806,000
     Marketing, general and administrative         1,812,000         1,584,000
                                                ------------      ------------
            Total expenses                        14,953,000         9,390,000
                                                ------------      ------------

Loss from operations                             (12,422,000)       (9,390,000)

Interest income                                    1,126,000           906,000
Interest expense                                    (194,000)         (180,000)
                                                ------------      ------------

Net loss                                        $(11,490,000)     $ (8,664,000)
                                                ============      ============

Net loss per share                              $      (0.59)     $      (0.45)
                                                ============      ============

Shares used in computing net loss per share       19,464,000        19,255,000
                                                ============      ============

                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                 1996              1995
                                                             ------------      ------------
Cash flows provided by (used in) operating activities:
   Net loss                                                  $(11,490,000)     $ (8,664,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                           1,059,000           805,000
        Amortization of deferred compensation                      39,000            87,000
        Changes in assets and liabilities:
          Other current assets                                   (933,000)          317,000
          Accounts payable                                        108,000          (146,000)
          Accrued compensation                                   (368,000)         (132,000)
          Accrued development costs                              (804,000)       (5,704,000)
          Other accrued liabilities                              (287,000)         (270,000)
                                                             ------------      ------------
             Total adjustments                                 (1,186,000)       (5,043,000)
                                                             ------------      ------------
             Net cash used in operating activities            (12,676,000)      (13,707,000)
                                                             ------------      ------------
Cash flows provided by investing activities:
   Purchases of short-term investments                         (2,533,000)      (11,855,000)
   Sales of short-term investments                             10,777,000        19,920,000
   Maturities of short-term investments                         4,000,000         5,000,000
   Additions to property and equipment                         (1,296,000)       (1,150,000)
                                                             ------------      ------------
             Net cash provided by investing activities         10,948,000        11,915,000
                                                             ------------      ------------
Cash flows used in financing activities:
   Principal payments on long-term debt                          (316,000)         (286,000)
   Proceeds from capital lease obligations                        326,000           385,000
   Principal payments under capital lease obligations            (259,000)         (117,000)
   Issuance of common stock                                       169,000            16,000
                                                             ------------      ------------
             Net cash used in financing activities                (80,000)           (2,000)
                                                             ------------      ------------
Net decrease in cash and cash equivalents                      (1,808,000)       (1,794,000)
Cash and cash equivalents at the beginning of the period        5,463,000         2,638,000
                                                             ------------      ------------
Cash and cash equivalents at the end of the period           $  3,655,000      $    844,000
                                                             ============      ============

                             See accompanying notes.

                             COR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COR Therapeutics, Inc. (the "Company") was incorporated in Delaware on February 4, 1988. The Company is focused on the discovery, development and commercialization of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases.

Interim financial information

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its inception, COR has focused on the discovery and development of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases. The Company has not generated any product revenues. The Company has been unprofitable since inception and has incurred a cumulative net loss of $103,002,000 during the period from inception to March 31, 1996. The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings.

This document includes forward-looking statements which involve risks and uncertainties. Actual results of the Company's activities may differ significantly from the potential results discussed in such forward-looking statements. Risk factors that might cause such differences include, but are not limited to, those factors identified below and under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal 1995. The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, the lengthy and expensive regulatory process, possible competition from other products and obtaining and enforcing patents important to the Company's business. Even if the Company's products appear promising at various stages of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's financial condition and results of operations.

                             COR THERAPEUTICS, INC.

In April 1996, the Company submitted a New Drug Application ("NDA") to the United States Food and Drug Administration (the "FDA") for INTEGRILIN(TM) (antithrombotic injection). The NDA seeks approval to market the INTEGRILIN(TM) product for use in helping to prevent acute cardiac ischemic complications in patients undergoing percutaneous transluminal coronary angioplasty ("PTCA"). There can be no assurance that the FDA will accept the application or, if accepted, that INTEGRILIN(TM) or any of the Company's other products in development will receive marketing approval in any country on a timely basis or at all. If the Company were unable to demonstrate the safety or efficacy of INTEGRILIN(TM) to the satisfaction of the FDA or other regulatory authorities, the Company's business, financial condition and results of operations would be materially adversely affected. The Company's worldwide partner for INTEGRILIN(TM), Schering-Plough Corporation ("Schering"), has submitted a filing for this indication in Europe.

Collaborative research under the collaboration agreement with Eli Lilly and Company ("Lilly") ended by the terms of the agreement on April 30, 1996. In connection therewith, the Company and Lilly are discussing transfer of certain rights.

RESULTS OF OPERATIONS

Contract revenues for the quarter ended March 31, 1996 resulted from the collaboration with Schering. There were no related activities or revenues for the comparable period in 1995.

Research and development expenses increased 68% for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. The increase was attributable primarily to costs associated with the clinical development of the INTEGRILIN(TM) product and increased staffing, particularly costs associated with the conduct of PURSUIT, a large multi-national Phase III clinical trial designed to assess the safety and efficacy of INTEGRILIN(TM) in the management of patients with unstable angina and non-Q wave myocardial infarction. The Company expects research and development expenses to continue to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, clinical trials of potential products, including INTEGRILIN(TM).

Marketing, general and administrative expenses increased by 14% for the quarter ended March 31, 1996, as compared to the first quarter of 1995, primarily due to increases in staffing and administrative expenses related to general corporate activities. The Company expects marketing, general and administrative expenses to continue to increase significantly over the next several years.

Interest income increased by 24% for the quarter ended March 31, 1996, as compared to the corresponding period in 1995, primarily due to the effect of higher interest rates.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1996 and 1995, expenditures for operating activities and additions to capital equipment were $13,972,000 and $14,857,000, respectively. The Company expects that its expenditures for such purposes may increase in future periods.

The Company has funded its operations primarily through public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings. The Company had available cash, cash equivalents and short-term investments of $70,330,000 at March 31, 1996. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and credit risk.

                             COR THERAPEUTICS, INC.

The Company expects its cash requirements may increase in future years due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations at least through 1997. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on existing and the establishment of new, collaborative relationships with other companies, the availability of financing and other factors. The Company will need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. In such event, the Company may need to delay or curtail its research and development activities to a significant extent.

                             COR THERAPEUTICS, INC.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  27.1     Financial Data Schedule
         (b)      Reports
                  There were no reports on Form 8-K filed for the quarter ended March 31, 1996.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1996
       ------------

COR THERAPEUTICS, INC.

By: /s/ VAUGHN M. KAILIAN                   By: /s/ LAURA A. BREGE
    ---------------------                       ------------------
    Vaughn M. Kailian                           Laura A. Brege
    President and Chief Executive Officer       Vice President, Finance and
                                                Chief Financial Officer

                                            By: /s/ PETER S. RODDY
                                                ------------------
                                                Peter S. Roddy
                                                Director, Finance and Controller

                                 Exhibit Index


Exhibit No.
- - -----------

  Ex. 27          Financial Data Schedule