Form 10-Q
period 1996-06-30
COR THERAPEUTICS INC / DE
filed 1996-08-08
CIK 874865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

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

            Yes   X                                   No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock $.0001 par value                       19,551,268
                                                          ----------
                                                    Outstanding at July 18, 1996

                             COR THERAPEUTICS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1.  Financial Statements and Notes

         Condensed Balance Sheets - June 30, 1996
         and December 31, 1995                                             3

         Statements of Operations - for the three and six months
         ended June 30, 1996 and 1995                                      4

         Statements of Cash Flows - for the three and six months
         months ended June 30, 1996 and 1995                               5

         Notes to Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         6

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 6.  Exhibits and Reports on Form 8-K                                  9

SIGNATURES                                                                10

COR(TM) and INTEGRILIN(TM) are trademarks of the Company.

PART I.              FINANCIAL INFORMATION
Item 1.              Financial Statements and Notes

                             COR THERAPEUTICS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                     June 30,      December 31,
                                       1996            1995
                                   ------------    ------------
                                    (unaudited)
Current assets:
      Cash and cash equivalents    $  2,706,000    $  5,463,000
      Short-term investments         61,005,000      79,371,000
      Other current assets            6,581,000       7,995,000
                                   ------------    ------------
           Total current assets      70,292,000      92,829,000
Property and equipment, net           7,875,000       8,077,000
                                   ------------    ------------
                                   $ 78,167,000    $100,906,000
                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                              $   1,295,000     $   1,555,000
      Accrued compensation                              1,769,000         1,928,000
      Accrued development costs                         5,015,000         5,759,000
      Other accrued liabilities                         1,723,000         2,486,000
      Long-term debt--current portion                   1,299,000         1,321,000
      Capital lease obligations--current portion        1,563,000         1,046,000
                                                    -------------     -------------
           Total current liabilities                   12,664,000        14,095,000
Long-term debt--noncurrent portion                      1,181,000         1,801,000
Capital lease obligations--noncurrent portion           3,003,000         2,773,000
Stockholders' equity                                  173,685,000       173,749,000
Accumulated deficit                                  (112,366,000)      (91,512,000)
                                                    -------------     -------------
           Total stockholders' equity                  61,319,000        82,237,000
                                                    -------------     -------------
                                                    $  78,167,000     $ 100,906,000
                                                    =============     =============

                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                           June 30,
                                              -----------------------------     -----------------------------
                                                  1996             1995             1996             1995
                                              ------------     ------------     ------------     ------------
Revenues
   License fees                               $          0     $ 19,500,000     $          0     $ 19,500,000
   Contract revenues                             4,793,000        1,550,000        7,324,000        1,550,000
                                              ------------     ------------     ------------     ------------
Revenues                                         4,793,000       21,050,000        7,324,000       21,050,000

Expenses:
   Research & development                       12,909,000        9,127,000       26,050,000       16,933,000
   Marketing, general &
     administrative                              1,911,000        1,431,000        3,723,000        3,015,000
                                              ------------     ------------     ------------     ------------
       Total expenses                           14,820,000       10,558,000       29,773,000       19,948,000
                                              ------------     ------------     ------------     ------------
Income (loss) from operations                  (10,027,000)      10,492,000      (22,449,000)       1,102,000

Interest income                                    854,000        1,330,000        1,980,000        2,236,000
Interest expense                                  (191,000)        (201,000)        (385,000)        (381,000)
                                              ------------     ------------     ------------     ------------
Net income (loss)                             $ (9,364,000)    $ 11,621,000     $(20,854,000)    $  2,957,000
                                              ============     ============     ============     ============
Net income (loss) per share                   $      (0.48)    $       0.57     $      (1.07)    $       0.15
                                              ============     ============     ============     ============
Shares used in net income (loss) per share      19,523,000       20,403,000       19,505,000       20,292,000
                                              ============     ============     ============     ============

                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (Unaudited)

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                          June 30,
                                                              -----------------------------     -----------------------------
                                                                  1996              1995            1996             1995
                                                              ------------     ------------     ------------     ------------
Cash flows from operating activities:
   Net income (loss)                                          $ (9,364,000)    $ 11,621,000     $(20,854,000)    $  2,957,000
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                              1,046,000          895,000        2,105,000        1,700,000
      Amortization of deferred compensation                         38,000           87,000           77,000          174,000
      Changes in assets and liabilities:
       Other current assets                                      2,347,000       (1,167,000)       1,414,000         (850,000)
       Accounts payable                                           (368,000)        (215,000)        (260,000)        (361,000)
       Accrued compensation                                        209,000          198,000         (159,000)          66,000
       Accrued development costs                                    60,000         (640,000)        (744,000)      (6,344,000)
       Other accrued liabilities                                  (476,000)         592,000         (763,000)         322,000
                                                              ------------     ------------     ------------     ------------
       Total adjustments                                         2,856,000         (250,000)       1,670,000       (5,293,000)
                                                              ------------     ------------     ------------     ------------
       Net cash provided by (used in) operating activities      (6,508,000)      11,371,000      (19,184,000)      (2,336,000)
                                                              ------------     ------------     ------------     ------------
Cash flows from investing activities:
   Purchases of short-term investments                         (12,836,000)     (13,513,000)     (15,369,000)     (25,368,000)
   Sales of short-term investments                              14,949,000       16,699,000       25,726,000       36,619,000
   Maturities of short term investments                          3,500,000       10,000,000        7,500,000       15,000,000
   Additions to property and equipment                            (607,000)        (473,000)      (1,903,000)      (1,623,000)
                                                              ------------     ------------     ------------     ------------
       Net cash provided by  investing activities                5,006,000       12,713,000       15,954,000       24,628,000
                                                              ------------     ------------     ------------     ------------
Cash flows from financing activities:
   Principal payments on long-term debt                           (326,000)        (300,000)        (642,000)        (586,000)
   Proceeds from capital lease obligations                         841,000        1,368,000        1,167,000        1,753,000
   Principal payments under capital lease obligations             (161,000)        (131,000)        (420,000)        (248,000)
   Issuance of common stock                                        199,000          200,000          368,000          216,000
                                                              ------------     ------------     ------------     ------------
       Net cash provided by financing activities                   553,000        1,137,000          473,000        1,135,000
                                                              ------------     ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents              (949,000)      25,221,000       (2,757,000)      23,427,000
Cash and cash equivalents at the beginning of the period         3,655,000          844,000        5,463,000        2,638,000
                                                              ------------     ------------     ------------     ------------
Cash and cash equivalents at the end of the period            $  2,706,000     $ 26,065,000     $  2,706,000     $ 26,065,000
                                                              ============     ============     ============     ============

                             See accompanying notes.

                             COR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COR Therapeutics, Inc. (the "Company") was incorporated in Delaware on February 4, 1988. The Company is focused on the discovery, development and commercialization of novel biopharmaceutical products for the treatment and prevention of severe cardiovascular diseases.

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

OVERVIEW

Since its inception, COR has focused on the discovery and development of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases. The Company has not generated any product revenues. The Company has been unprofitable since inception and has incurred a cumulative net loss of $112,366,000 during the period from inception to June 30, 1996. The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings.

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

                             COR THERAPEUTICS, INC.

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

In April 1996, the Company submitted a New Drug Application ("NDA") to the United States Food and Drug Administration (the "FDA") for INTEGRILIN(TM) (antithrombotic injection). In May 1996, the NDA was accepted for filing and review by the FDA. The NDA seeks approval to market the INTEGRILIN(TM) product for use in helping to prevent acute cardiac ischemic complications in patients undergoing percutaneous transluminal coronary angioplasty ("PTCA"). The Company's worldwide partner for INTEGRILIN(TM), Schering-Plough Corporation ("Schering"), has submitted a filing for this indication in Europe. There can be no assurance that INTEGRILIN(TM) or any of the Company's other products in development will receive marketing approval in any country on a timely basis or at all. If the Company were unable to demonstrate the safety or efficacy of INTEGRILIN(TM) to the satisfaction of the FDA or other regulatory authorities, the Company's business, financial condition and results of operations would be materially adversely affected.

Collaborative research under the Company's collaboration agreement with Eli Lilly and Company ("Lilly") ended by the terms of the agreement in April 1996. In connection therewith, the Company and Lilly are discussing transfer of certain rights.

RESULTS OF OPERATIONS

Total revenues decreased for the three and six months ended June 30, 1996 from the comparable periods of 1995. The revenues result primarily from the Company's collaboration with Schering. Revenues for the three and six months ended June 30, 1996 included a milestone payment of $3,000,000 from Schering in connection with the European regulatory filing of the INTEGRILIN(TM) product, while revenues for the three and six months ended June 30, 1995 included the recognition of $19,500,000 of a one-time license fee from Schering.

Research and development expenses increased 41% and 54% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. The increase was attributable primarily to costs associated with the clinical development of the INTEGRILIN(TM) product and increased staffing, particularly costs associated with the conduct of PURSUIT, a large multi-national Phase III clinical trial designed to assess the safety and efficacy of INTEGRILIN(TM) in the management of patients with unstable angina and non-Q wave myocardial infarction. The Company expects research and development expenses to continue to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, clinical trials of potential products, including INTEGRILIN(TM).

Marketing, general and administrative expenses increased 34% and 23% for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. The increases in 1996 were related to expenses associated with general corporate activities and increased staffing. The Company expects marketing, general and administrative expenses to increase significantly over the next several years.

                             COR THERAPEUTICS, INC.

Interest income decreased by 36% and 11% for the three and six months ended June 30, 1996, primarily due to lower average balances in cash, cash equivalents, and short-term investments.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996 cash used in operating activities and additions to capital equipment was $21,087,000. The Company expects that such expenditures will increase significantly in future periods.

The Company has funded its operations primarily through public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings. The Company had available cash, cash equivalents and short-term investments of $63,711,000 at June 30, 1996. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and credit risk.

The Company expects its cash requirements may increase in future years due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations at least through 1997. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies, the number and the nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on existing and the establishment of new, collaborative relationships with other companies, the availability of financing and other factors. The Company will need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. In such event, the Company may need to delay or curtail its research and development activities to a significant extent.

                             COR THERAPEUTICS, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on May 21, 1996.

        The stockholders elected the Board's nominees for director by the votes indicated:

        Nominee                         Votes in Favor          Votes Withheld
        -------                         --------------          --------------
        Vaughn M. Kailian                 15,987,724                299,590
        Shaun R. Coughlin                 15,982,817                304,497
        James T. Doluisio                 15,990,143                297,191
        Jerry T. Jackson                  15,990,643                296,671
        Ernest Mario                      15,988,043                299,271
        Robert R. Momsen                  15,990,643                296,671
        L. Hollingsworth Smith, Jr.       15,990,543                296,771
        William H. Younger, Jr.           15,990,643                296,671

        The proposal to approve the Company's 1991 Equity Incentive Plan, as amended, was approved with 7,448,177 affirmative votes, 5,615,373 negative votes, 67,958 abstentions and 3,155,806 broker non-votes.

        The proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 was approved with 16,211,234 affirmative votes, 33,402 negative votes, 42,678 abstentions and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits
                27.1 Financial Data Schedule

        (b)     Reports
                There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

                             COR THERAPEUTICS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 1996
      --------------

COR THERAPEUTICS, INC.

By:   /s/ VAUGHN M. KAILIAN                By: /s/ LAURA A. BREGE
      ---------------------                    ------------------
      Vaughn M. Kailian                        Laura A. Brege
      President and                            Vice President, Finance and
      Chief Executive Officer                  Chief Financial Officer

                                           By: /s/ PETER S. RODDY
                                               ------------------
                                               Peter S. Roddy
                                               Director, Finance and Controller