Form 10-Q
period 1996-09-30
COR THERAPEUTICS INC / DE
filed 1996-11-13
CIK 874865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)

    X         Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----       Exchange Act of 1934. For the quarterly period ended September 30,
              1996.

  ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from
                            to              .

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

                  Yes      X                                 No
                         -----                                     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $.0001 par value                     20,007,290
                                                 Outstanding at October 28, 1996

                             COR THERAPEUTICS, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION                                              PAGE NO.
Item 1.       Financial Statements and Notes

              Condensed Balance Sheets - September 30, 1996
              and December 31, 1995                                                  3

              Statements of Operations - for the three and nine months
              ended September 30, 1996 and 1995                                      4

              Statements of Cash Flows - for the three and nine months
              months ended September 30, 1996 and 1995                               5

              Notes to Financial Statements                                          6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              6

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                             9

Item 9. Recent Sales of Equity Securities                                            9

SIGNATURES                                                                           9

COR(TM) and INTEGRILIN(TM) are trademarks of the Company.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements and Notes

                             COR THERAPEUTICS, INC.
                            CONDENSED BALANCE SHEETS

                                            September 30,        December 31,
                                                 1996                1995
                                           ---------------     ----------------
                                             (unaudited)
                       ASSETS
Current assets:
     Cash and cash equivalents              $   7,378,000       $   5,463,000
     Short-term investments                    49,623,000          79,371,000
     Other current assets                       6,203,000           7,995,000
                                            -------------       -------------
        Total current assets                   63,204,000          92,829,000
Property and equipment, net                     7,104,000           8,077,000
                                            -------------       -------------
                                            $  70,308,000       $ 100,906,000
                                            =============       =============


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                       $     937,000       $   1,555,000
     Accrued compensation                       1,921,000           1,928,000
     Accrued development costs                  3,604,000           5,759,000
     Other accrued liabilities                  1,649,000           2,486,000
     Long-term debt--current portion            1,287,000           1,321,000
     Capital lease obligations--current
        portion                                 1,551,000           1,046,000
                                            -------------       -------------
        Total current liabilities              10,949,000          14,095,000
     Long-term debt--noncurrent portion           858,000           1,801,000
     Capital lease obligations--noncurrent
        portion                                 2,667,000           2,773,000

Stockholders' equity                          174,087,000         173,749,000
Accumulated deficit                          (118,253,000)        (91,512,000)
                                            -------------       -------------
        Total stockholders' equity             55,834,000          82,237,000
                                            -------------       -------------
                                            $  70,308,000       $ 100,906,000
                                            =============       =============

                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                       Nine Months Ended
                                                          September 30,                           September 30,
                                                ----------------------------------      -----------------------------------
                                                      1996               1995                1996                1995
                                                --------------      --------------      --------------      ---------------
Revenues                                         $  6,543,000        $  7,850,000        $ 13,867,000        $ 28,900,000

Expenses:
    Research & development                         11,068,000           8,501,000          37,118,000          25,434,000
    Marketing, general & administrative             1,893,000           1,556,000           5,616,000           4,571,000
                                                 ------------        ------------        ------------        ------------
         Total expenses                            12,961,000          10,057,000          42,734,000          30,005,000
                                                 ------------        ------------        ------------        ------------

Income (loss) from operations                      (6,418,000)         (2,207,000)        (28,867,000)         (1,105,000)

Interest income                                       728,000           1,479,000           2,708,000           3,715,000
Interest expense                                     (197,000)           (200,000)           (582,000)           (581,000)
                                                 ------------        ------------        ------------        ------------

Net income (loss)                                $ (5,887,000)       $   (928,000)       $(26,741,000)       $  2,029,000
                                                 ============        ============        ============        ============

Net income (loss) per share                      $      (0.30)       $      (0.05)       $      (1.37)       $       0.10
                                                 ============        ============        ============        ============

Shares used in net income (loss) per share         19,558,000          19,402,000          19,515,000          20,264,000
                                                 ============        ============        ============        ============

                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                             STATEMENT OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (Unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,
                                                               ------------------------------    ------------------------------
                                                                    1996             1995            1996              1995
                                                               --------------   -------------    -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                            $ (5,887,000)    $   (928,000)    $(26,741,000)    $  2,029,000
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                1,067,000          917,000        3,172,000        2,617,000
     Amortization of deferred compensation                           40,000          133,000          117,000          307,000
     Changes in assets and liabilities:
      Other current assets                                          378,000       (2,113,000)       1,792,000       (2,963,000)
      Accounts payable                                             (358,000)         975,000         (618,000)         614,000
      Accrued compensation                                          152,000          288,000           (7,000)         354,000
      Accrued development costs                                  (1,411,000)        (236,000)      (2,155,000)      (6,580,000)
      Other accrued liabilities                                     (74,000)           9,000         (837,000)         331,000
                                                               ------------     ------------     ------------     ------------
       Total adjustments                                           (206,000)         (27,000)       1,464,000       (5,320,000)
                                                               ------------     ------------     ------------     ------------
        Net cash used in operating activities                    (6,093,000)        (955,000)     (25,277,000)      (3,291,000)
                                                               ------------     ------------     ------------     ------------
Cash flows from investing activities:
  Purchases of short-term investments                            (9,870,000)     (30,139,000)     (25,239,000)     (55,507,000)
  Sales of short-term investments                                10,547,000        8,170,000       36,273,000       44,789,000
  Maturities of short term investments                           10,900,000        7,000,000       18,400,000       22,000,000
  Additions to property and equipment                              (296,000)        (127,000)      (2,199,000)      (1,750,000)
                                                               ------------     ------------     ------------     ------------
        Net cash provided by (used in) investing activities      11,281,000      (15,096,000)      27,235,000        9,532,000
                                                               ------------     ------------     ------------     ------------
Cash flows from financing activities:
  Principal payments on long-term debt                             (335,000)        (306,000)        (977,000)        (892,000)
  Proceeds from capital lease obligations                              --            312,000        1,167,000        2,065,000
  Principal payments under capital lease obligations               (348,000)        (222,000)        (768,000)        (470,000)
  Issuance of common stock                                          167,000          187,000          535,000          403,000
                                                               ------------     ------------     ------------     ------------
        Net cash provided by (used in) financing activities        (516,000)         (29,000)         (43,000)       1,106,000
                                                               ------------     ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents              4,672,000      (16,080,000)       1,915,000        7,347,000
Cash and cash equivalents at the beginning of the period          2,706,000       26,065,000        5,463,000        2,638,000
                                                               ------------     ------------     ------------     ------------
Cash and cash equivalents at the end of the period             $  7,378,000     $  9,985,000     $  7,378,000     $  9,985,000
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

OVERVIEW

Since its inception, COR has focused on the discovery and development of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases. The Company has not generated any product revenues. The Company has been unprofitable since inception and has incurred a cumulative net loss of $118,253,000 during the period from inception to September 30, 1996. The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings.

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

In April 1996, the Company submitted a New Drug Application ("NDA") to the United States Food and Drug Administration (the "FDA") for INTEGRILIN(TM) (antithrombotic injection). The NDA seeks approval to market the INTEGRILIN(TM) product for use in helping to prevent acute cardiac ischemic complications in patients undergoing percutaneous transluminal coronary angioplasty ("PTCA"). The Company's worldwide partner for INTEGRILIN(TM), Schering-Plough Corporation ("Schering"), has submitted a filing for this indication in Europe. There can be no assurance that INTEGRILIN (TM) or any of the Company's other products in development will receive marketing approval in any country on a timely basis or at all. If the Company were unable to demonstrate the safety or efficacy of INTEGRILIN(TM) to the satisfaction of the FDA or other regulatory authorities, the Company's business, financial condition and results of operations would be materially adversely affected.

Collaborative research under the Company's collaboration agreement with Eli Lilly and Company ("Lilly") ended by the terms of the agreement in April 1996. In connection therewith, the Company and Lilly are discussing transfer of certain rights.

RESULTS OF OPERATIONS

Total revenues decreased for the three and nine months ended September 30, 1996 from the comparable periods of 1995. Revenues for both periods resulted primarily from the Company's collaboration with Schering. Revenues for the three and nine months ended September 30, 1996 included a safety-related milestone payment from Schering of $6,000,000 pertaining to the conduct of clinical studies of the INTEGRILIN(TM) product. Revenues for the three and nine months ended September 30, 1995 included the recognition of $19,500,000 of a one-time license fee from Schering.

Research and development expenses increased 30% and 46% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. The increase was attributable primarily to costs associated with the clinical development of the INTEGRILIN(TM) product and increased staffing, particularly costs associated with the conduct of PURSUIT, a large multi-national Phase III clinical trial designed to assess the safety and efficacy of INTEGRILIN(TM) in the management of patients with unstable angina and acute myocardial infarction. The Company expects research and development expenses to continue to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, clinical trials of potential products, including INTEGRILIN(TM).

Marketing, general and administrative expenses increased 22% and 24% for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. The increases in 1996 were related to expenses associated with general corporate activities and increased staffing. The Company expects marketing, general and administrative expenses to increase significantly over the next several years.

Interest income decreased by 51% and 27% for the three and nine months ended September 30, 1996, primarily due to lower average balances in cash, cash equivalents, and short-term investments.

                             COR THERAPEUTICS, INC.


The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1996 cash used in operating activities and additions to capital equipment was $27,476,000. The Company expects that such expenditures will increase significantly in future periods.

The Company has funded its operations primarily through public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings. The Company had available cash, cash equivalents and short-term investments of $57,001,000 at September 30, 1996. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and credit risk.

The Company expects its cash requirements may increase in future years due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations at least through 1997. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on existing collaborative relationships, the establishment of new collaborative relationships with other companies, the availability of financing and other factors. The Company will need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. In such event, the Company may need to delay or curtail its research and development activities to a significant extent.

                             COR THERAPEUTICS, INC.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

            (a)      Exhibits
                     27.1    Financial Data Schedule

            (b)      Reports
                     There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

Item 9.  Recent Sales of Equity Securities

         In October 1996, in connection with an extension of an existing agreement for collaborative research with the R.W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson, the Company sold 399,106 shares of COR Therapeutics, Inc. common stock that was not registered under the Securities Act for a price of $4,000,000 to Johnson & Johnson Development Corporation. There was no underwriter in connection with this transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 1996

COR THERAPEUTICS, INC.

By:  VAUGHN M. KAILIAN                       By:    LAURA A. BREGE
     -----------------                              --------------
     Vaughn M. Kailian                              Laura A. Brege
     President and Chief Executive Officer          Vice President, Finance and
                                                    Chief Financial Officer

                                             By:    PETER S. RODDY
                                                    --------------
                                                    Peter S. Roddy
                                                    Director, Finance and
                                                    Controller