Form 10-K
period 1996-12-31
COR THERAPEUTICS INC / DE
filed 1997-03-31
CIK 874865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark one)
     X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----      EXCHANGE ACT OF 1934  For the fiscal year ended: December 31, 1996

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----      SECURITIES EXCHANGE ACT OF 1934 . For the transition period
              from        to
                   ------    -----

                         Commission File Number: 0-19290


                             COR THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)


           Delaware                                      94-3060271
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

                   256 East Grand Avenue, South San Francisco,
                California 94080 (Address of principal executive
                              offices and zip code)
                                 (415) 244-6800
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                                $.0001 Par Value
                                                             Preferred Share
                                                                Purchase Rights

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         As of March 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $117,444,888(A) (based upon the closing sales price of such stock as reported in the Nasdaq National Market on such date).

         As of March 3, 1997, the number of outstanding shares of the Registrants' common stock was 20,044,607.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                             Document                        Form 10-K
Reference

 (1)      Portions of the Registrant's definitive proxy
          statement with respect to the Registrant's 1997
          Annual Meeting of Stockholders, to be filed with the
          Securities and Exchange Commission not later than 120
          days after the close of the Registrant's fiscal year.      III

--------------------------------------------------------------------------------
(A) Excludes 7,523,830 shares outstanding at March 3, 1997 of the Registrant's Common Stock held by directors, officers, and holders of more than 5% of the Company's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
================================================================================

                                     PART I
ITEM 1.  BUSINESS

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the sections entitled "Additional Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         COR Therapeutics, Inc. ("COR" or the "Company") is focused on the discovery, development and commercialization of novel pharmaceutical products that establish a new standard of care for the treatment and prevention of severe cardiovascular diseases. The Company believes its understanding of the molecular and cellular biology of these diseases has created opportunities for new therapeutic approaches where current therapies are inadequate. The Company's strategy is to combine its knowledge of the biology of cardiovascular diseases with advanced drug discovery techniques to create a portfolio of products. The Company believes that this approach may lead to multiple complementary products that may be used alone or in combination to treat particular cardiovascular diseases. In addition, the Company believes that individual products it plans to develop may have applications in the treatment of more than one disease. The Company's potential products are all currently in research, development, or under regulatory review, and substantial time and expense may be required before any product can be commercially introduced, if ever.

         The Company's first product candidate in clinical development is INTEGRILIN(TM) (antithrombotic injection), a small synthetic peptide platelet aggregation inhibitor intended for parenteral (injectable) administration in acute indications. Based on preclinical studies and Phase I, II and III clinical trials, the Company believes that the INTEGRILIN(TM) product acts as an effective antithrombotic by inhibiting platelet aggregation, and also has a favorable safety profile and rapid reversibility. INTEGRILIN(TM) is being developed for the treatment of acute arterial thrombosis, including such indications as complications following angioplasty, unstable angina, acute myocardial infarction (used alone or as adjunctive therapy with thrombolytic agents) and stroke.


BACKGROUND

         Despite decades of extensive research and development and significant advances in treatment, cardiovascular diseases are the leading cause of death in the United States, resulting in approximately one million deaths annually from heart attacks, strokes and related diseases. Coronary artery disease, the form of cardiovascular disease responsible for the greatest number of deaths, affects over six million people in the United States, with stroke affecting another approximately three million people. Extremely complex and interrelated biological processes cause these diseases.

         Atherosclerosis, or hardening of the arteries, contributes to a majority of cardiovascular deaths. Atherosclerosis is a degenerative process that can occur over decades in which vessels become increasingly less elastic and progressively narrowed due to the formation of plaque (fatty substances lining the artery). This process is caused by aging as well as genetic predisposition and is exacerbated by dietary and environmental factors.

         A significant consequence of atherosclerosis is ischemia, or the impairment of a vessel's ability to supply oxygen to the heart, brain and other organs. In advanced cases of atherosclerosis, ruptures may occur in the plaque that has built up inside the vessel wall, increasing the tendency of the blood to form a thrombus. A thrombus occurring in an artery is a blockage composed primarily of an aggregation of small cells known as platelets, stabilized by a clot composed of the protein fibrin. This process, known as arterial thrombosis, may completely occlude an atherosclerotic artery, leading to acute myocardial infarction (heart attack) if the occlusion occurs in an artery supplying the heart, or stroke if it occurs in an artery supplying the brain.

         Thrombosis occurs not only in arteries, which supply oxygen-rich blood to the heart and other organs, but also in veins, which return blood from organs to the heart. A thrombus in a vein is composed primarily of a fibrin clot and, to a lesser extent, an aggregation of platelets and entrapped red blood cells. Venous thrombosis generally occurs in the arms, hips or legs (deep vein thrombosis). In some cases, a thrombus can cause pulmonary embolism by migrating from the veins into the lungs.

         Arterial thrombosis formation, often following atherosclerotic plaque rupture, is primarily responsible for the vascular occlusion in coronary arteries that contributes to the set of urgent clinical events comprising acute ischemic coronary syndromes. Arteries narrowed by atherosclerosis may be treated medically by invasive medical procedures designed to increase blood flow, including coronary artery bypass surgery and coronary angioplasty. Coronary artery bypass surgery is the construction of an alternative path around an occluded artery using a vein graft. Coronary angioplasty, a less invasive procedure, involves the dilation of the atherosclerotic artery with a balloon catheter or other mechanical device. Angioplasty is generally successful in immediately increasing blood flow, but still carries a short-term risk of death and heart attack and may not have prolonged efficacy. Acute ischemic coronary syndromes encompass unstable angina, acute myocardial infarction, and the thrombotic complications that occur as a result of percutaneous transluminal coronary angioplasty ("PTCA").

BUSINESS STRATEGY

         The Company was founded to discover, develop and market novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases for which existing therapies are inadequate or unavailable. The Company's long-term objective is to build a pharmaceutical company focused on the cardiovascular market.

         The Company believes that advances in the scientific understanding of the molecular and cellular biology of cardiovascular diseases have created and will continue to create opportunities for new approaches to the development of therapeutic and preventative products for certain of these diseases. Moreover, advanced drug discovery technologies have facilitated the discovery and development of entirely new categories of cardiovascular drugs.

         The Company's business strategy includes the following key elements:

           - Conduct and sponsor research into novel molecular pathways that are implicated in cardiovascular pathologies in order to identify new therapeutic targets.

           - Discover novel therapeutics by combining COR's extensive knowledge in the molecular and cellular biology of cardiovascular diseases with advanced drug discovery techniques.

           - Develop drugs rapidly and efficiently through COR's internal capabilities and through contract resources or partners.

           - Establish a cardiovascular sales and marketing capability in the United States, Canada and subsequently in Europe, focused on hospital and specialist based markets.

           - Implement strategic alliances with selected pharmaceutical and biotechnology companies where such alliances may complement and significantly expand the Company's research, development, sales and marketing capabilities.

         The Company believes that its strategy has a number of significant potential benefits. First, as a result of the focused nature of its research and development programs, the Company believes that it is well-positioned to develop multiple complementary products that may be used alone or in combination to treat particular cardiovascular diseases. Second, the Company believes that the potential products developed may be effective at treating more than one therapeutic indication. Third, because the Company's research is focused on cardiovascular diseases, the expertise of the Company's scientists and outside advisors can be applied across the range of the Company's research programs. Finally, the Company intends to market and sell its potential products efficiently because they will be targeted to aid cardiovascular disease and urgent care specialists with whom the Company will seek to build continuing relationships.

BIOLOGY AND MARKETS

ARTERIAL THROMBOSIS

         BIOLOGY. Thrombosis in arteries is a complex process involving the coordinated activities of: (i) receptors located on cells; (ii) proteins in the blood and vessel walls that bind to these receptors; and (iii) enzymes that regulate fibrin clot formation.

         Blood contains a variety of proteins and cells, including red blood cells, which carry oxygen, white cells, which play a key role in the inflammation process, and small cells known as platelets, which are primarily responsible for the control of bleeding. Platelets normally circulate in a resting or inactivated state but, in response to vascular injury, initiate a series of events to control bleeding. One of these events, known as adhesion, occurs when specific receptors on the surface of the platelet permit the platelet to attach to the walls of a damaged blood vessel. Platelet activation, which may result from platelet adhesion or the action of thrombin, an enzyme synthesized on damaged blood vessels, can cause aggregation, the formation of large platelet aggregates. The platelet receptor that mediates aggregation is glycoprotein GP IIb-IIIa.

         After initial platelet aggregation, fibrin, a protein in the blood, accumulates on the aggregate forming a mesh, followed by additional platelet aggregation, additional fibrin deposition and entrapment of circulating red blood cells, creating a progressively enlarging thrombus. Thrombi are constantly being formed and dissolved in normal arteries in response to minor internal vessel injuries. However, an enlarged thrombus that is left unchecked, or is formed as a result of a major vessel injury such as plaque rupture, can occlude the artery and cause myocardial infarction, unstable angina, stroke or abrupt closure following angioplasty.

         According to current estimates, over 55 million Americans have one or more forms of cardiovascular disease claiming almost 1 million lives in the United States each year, accounting for approximately 40% of all deaths. Vascular occlusion is a major cause of mortality associated with coronary heart disease and can be largely attributed to arterial thrombosis mediated in part by platelet aggregation. Arterial thrombosis is implicated in a variety of acute and chronic clinical syndromes that require different treatment alternatives.

         MARKETS - ACUTE CARE.

             THROMBOSIS OF CORONARY ARTERIES

                 Acute Ischemic Coronary Syndromes. Acute ischemic coronary syndromes is a medical term encompassing the continuum of life- threatening clinical situations that evolve immediately following plaque rupture and thrombus formation in arteries that feed the heart, as follows:

                   - Unstable Angina.  Unstable angina is believed to be caused by transient blockage of a coronary artery as a result of thrombosis and/or spasm characterized by unpredictable episodes of chest pain, particularly episodes that occur while the patient is at rest. Unstable angina requires hospitalization as the syndrome is often the precursor of acute myocardial infarction. Approximately one million people are diagnosed each year in United States hospitals with unstable angina.

                   -  Acute Myocardial Infarction ("AMI").  Sustained blockage of a coronary artery as a result of thrombosis leads to inadequate blood supply and death of heart tissue, causing acute myocardial infarction (heart attack). In the United States, approximately 1.5 million people suffer from heart attacks annually, approximately 750,000 of whom are hospitalized for treatment.

                 Acute Ischemic Complications of Angioplasty. Angioplasty and other invasive medical procedures intended to treat atherosclerotic patients create the risk of acute ischemic complications such as abrupt closure (complete occlusion, typically within 24 hours of the procedure) of the treated artery as a result of sudden thrombosis. Independent studies indicate that approximately 8-9% of angioplasty patients die or suffer a heart attack within 30 days of the procedure. Approximately 400,000 coronary angioplasty procedures were performed in the United States in 1994.

             THROMBOSIS OF CEREBROVASCULAR ARTERIES

                 Thrombosis in cerebral arteries that deliver blood to the brain has analogous consequences to vascular occlusions in coronary arteries that feed the heart:

                   Transient Ischemic Attacks.  A disorder known as transient ischemic attack ("TIA") is believed to be a thrombo-embolic event resulting from atherosclerotic involvements of a cerebral artery blockage of a cerebral artery caused by thrombosis and affects approximately 250,000 people in the United States each year.

                   Stroke.    TIA frequently precedes a stroke. Stroke is an
                       acute neurologic disease commonly caused by prolonged cerebral thrombosis. Approximately 800,000 were diagnosed in United States hospitals having suffered a stroke in 1994. Stroke is the leading cause of serious disability in the United States.

         MARKETS - CHRONIC CARE.

                 Survivors of arterial thrombotic events continue to be at risk for further cardiovascular and cerebrovascular events. Over six million Americans currently have a history of heart attack, angina pectoris, or both. Similarly, there are currently over three million survivors of stroke in the United States.


VENOUS THROMBOSIS

         BIOLOGY. The composition of a thrombus in a vein differs from that of a thrombus in an artery. Arterial thrombosis occurs in rapidly flowing blood and tends to be initiated by platelets. By contrast, a thrombus in a vein is composed primarily of fibrin and red blood cells in addition to platelets. Fibrin is generated by thrombin synthesized as a result of restricted blood flow through veins. The Company therefore believes that drugs which prevent the formation of thrombin, or which otherwise inhibit coagulation, may represent the most effective therapies for venous thrombosis.

         The Company is pursuing several approaches for the treatment of venous thrombosis. These approaches are designed to inhibit thrombin synthesis or to inhibit other elements of the coagulation process that lead to thrombin synthesis. The Company's programs in this area focus on identifying agents to inhibit the activity of the prothrombinase complex, the enzyme responsible for production of thrombin. Interrupting the activity of this complex may arrest coagulation, thrombosis and other potentially pathological conditions caused by thrombin. One of the critical components of the prothrombinase complex, factor Xa, is the enzyme responsible for converting prothrombin into active thrombin. The Company believes that compounds identified through such approaches may also have applications in the treatment of acute arterial thrombosis and restenosis and plans to evaluate certain of these compounds for such applications.

         MARKETS - ACUTE CARE. Diseases and disorders associated with venous thrombosis include the following:

         - Deep Vein Thrombosis. Over 250,000 hospitalized patients in the United States are diagnosed with deep vein thrombosis annually. Thrombosis in the veins of the arms or legs can occur after surgery (particularly joint replacement surgery), injury, immobilization or increased intra-abdominal pressure. More than 350,000 joint replacements are performed annually in the United States, the majority of which are hip replacements.

         - Pulmonary Embolism. Fragments of blood clots from veins can embolize (or migrate) to pulmonary arteries, leading to destruction of portions of the lung. Approximately 100,000 are diagnosed in United States hospitals with pulmonary embolism annually.

         MARKETS - CHRONIC CARE.

         - Estimates for the number of patients who are candidates for prophylaxis against deep vein thrombosis and pulmonary embolism exceed one million and 500,000 patients, respectively.

RESTENOSIS

         BIOLOGY. Interventional procedures such as angioplasty disrupt the endothelial cell lining of an artery and further damage the arterial wall. This injury exposes atherosclerotic plaque and healthy arterial tissue to the flowing blood, causing thrombosis at the site of injury. Platelets that have adhered at this site, as well as white cells that are attracted to the site of injury, secrete growth factors that promote cell growth and injury healing. Smooth muscle cell migration into the intima mediated by growth factors such as platelet-derived growth factor ("PDGF") is thought to play an important role in the intimal proliferation that follows vascular injury such as that induced by balloon angioplasty. Restenosis is a complex process of mechanical factors including vasoconstriction and remodeling of the arterial wall which can also contribute to lumen narrowing. Restenosis can occur when smooth muscle cells migrate from the inner layers of the cell wall to the injured surface of the artery and rapidly proliferate, causing the artery to narrow.

         Several growth factors induce the migration and/or proliferation of smooth muscle cells. Experiments in animal models have demonstrated that three potential factors in mediating the growth and migration of smooth muscle cells are PDGF, fibroblast growth factor ("FGF") and thrombin, and that antibodies that block the action of PDGF and FGF can specifically inhibit the vascular response to injury. Independent studies have demonstrated that the growth-promoting effects of PDGF and FGF are mediated by receptors located on smooth muscle cells. Studies have also demonstrated in animal models that induced injury to arteries can significantly increase the number of PDGF receptors on smooth muscle cells in the blood vessel wall. The Company has exclusively licensed certain patent rights to PDGF and FGF receptors from the Regents of the University of California, although there can be no assurance that these licenses will provide effective protection against competitors. See "Patents, Proprietary Rights and Licenses."

         MARKET. Approximately 400,000 coronary angioplasty procedures were performed in the United States in 1994. These procedures are generally successful in immediately increasing blood flow, but may not have prolonged efficacy. Independent studies indicate that approximately 20-30% of coronary angioplasty patients suffer a significant renarrowing of the vessel within three to six months of the procedure. Restenosis rates have declined recently with the rapid acceptance of coronary stenting to accompany coronary angioplasty, perhaps by preventing the mechanical factors which promote restenosis. Interventional cardiologists are expected to continue to embrace this relatively new technology. Since the occurrence of restenosis is unpredictable, whether or not coronary stents are deployed, the Company believes that if an effective treatment for restenosis were available, it might be utilized on a prophylactic basis in substantially all coronary angioplasty procedures.

SELECTED PRODUCTS & PROGRAMS

         Since its inception, COR has directed its R&D program toward the development of both peptide and small molecule therapeutics for life-threatening cardiovascular diseases. A list of many of the Company's programs and potential products follows:

                        SELECTED PRODUCTS AND PROGRAMS
                                 IN RESEARCH                 TYPE OF        PRIMARY THERAPEUTIC INDICATIONS     DEVELOPMENT
                                OR DEVELOPMENT               COMPOUND                                             STATUS
------------------------------------------------------------------------------------------------------------------------------
                       GP IIb-IIIa INHIBITOR PROGRAM:
                        -  INTEGRILIN(TM)                Peptide           Acute ischemic complications       Regulatory
                               (a parenteral product)                      following coronary angioplasty     Review

                                                                           Unstable angina/Non-Q Wave MI      Phase III

                                                                           Acute myocardial infarction        Phase II

                        -  Oral                          Small Molecule    Prevention of acute ischemic       Phase I
                                                                           coronary syndromes and stroke

                       FACTOR Xa INHIBITOR PROGRAM:

                        -  Parenteral / Subcutaneous     Small Molecule    Venous thrombosis                  Preclinical
                                                                                                              Development

                        -  Oral                          Small Molecule    Venous/arterial thrombosis         Leads
                                                                                                              Identified

                       GROWTH FACTOR RECEPTOR ANTAGONIST PROGRAM:

                        -  Parenteral                    Therapeutic       Restenosis                         Preclinical
                                                         Protein                                              Development

                        -  Oral                          Small Molecule    Restenosis                         Leads
                                                                                                              Identified

                       THROMBIN RECEPTOR INHIBITOR PROGRAM:

                        -  Parenteral                    Peptide and       Acute ischemic coronary            Leads
                                                         Small Molecule    syndromes and restenosis           Identified

                        -  Oral                          Small Molecule    Prevention of acute ischemic       Leads
                                                                           coronary syndromes and stroke      Identified

INTEGRILIN(TM) GP IIb-IIIa INHIBITOR PROGRAM

         The Company's first product candidate in clinical development is INTEGRILIN(TM) (antithrombotic injection), a small synthetic peptide platelet aggregation inhibitor intended for parenteral (injectable) administration in acute indications. Based on preclinical studies and Phase I, II and III clinical trials, the Company believes that the INTEGRILIN(TM) product acts as an effective antithrombotic by inhibiting platelet aggregation, and also has a favorable safety profile and rapid reversibility. INTEGRILIN(TM) is being developed for the treatment of acute arterial thrombosis, including such indications as complications following angioplasty, unstable angina, AMI (used alone or as adjunctive therapy with thrombolytic agents), and stroke.

         The mechanism of action of the INTEGRILIN(TM) product is to block the integrin GP IIb-IIIa on platelets thereby preventing the crosslinking of activated platelets via fibrinogen bridges. By competitively inhibiting GPIIb-IIIa, the final common pathway of platelet aggregation, acute thrombus formation and associated complications can be prevented.

         In developing the INTEGRILIN(TM) product, the Company established four key criteria. First, the product should be specifically targeted to inhibit
GP IIb-IIIa to avoid complications that could result from disruption of cellular interactions that are mediated by other, closely related adhesion receptors. Second, because the cardiovascular disorders that the Company is targeting with this product are acute in nature, the product should be potent and act rapidly upon administration. Third, in order to avoid prolonged impairment of normal hemostasis, the effects of the product should be readily reversible after administration is discontinued. Fourth, the product should be safe for repeat usage considering that many patients with acute ischemic coronary syndromes are treated more than once in the acute care setting.

         Over the past five years, the INTEGRILIN(TM) product has been studied in numerous completed clinical trials involving over 15,000 patients. These trials have encompassed several indications and include a 4,000 patient, multi-center Phase III trial, IMPACT II, for use of INTEGRILIN(TM) in conjunction with coronary angioplasty, the results of which became available in 1995.

         Based on the clinical results to date, the INTEGRILIN(TM) product has established the following safety and efficacy profile:

         SAFETY. INTEGRILIN(TM) has a favorable safety profile. Treatment with INTEGRILIN(TM) does not increase the incidence of major bleeding events. There is an increase in minor bleeding events, most commonly at the arterial access site during angiography or angioplasty procedures. Intracranial bleeding is an uncommon event in patients undergoing PTCA and there has been no apparent increased rate of intracranial bleeding in patients treated with INTEGRILIN(TM). In addition, because no antibodies to INTEGRILIN(TM) were observed following its administration, it is presumed that INTEGRILIN(TM) is not immunogenic and that readministration of the medication to the same patient can be carried out safely.

         EFFICACY. As set forth in greater detail below, INTEGRILIN(TM) demonstrated a reduction in acute ischemic complications associated with coronary angioplasty in patients treated with the product in IMPACT II. This clinical benefit was sustained at 30 days and six months following patient enrollment. In Phase II clinical trials, INTEGRILIN(TM) achieved desirable clinical activity in a variety of acute coronary syndromes including unstable angina and AMI. Based on these results, COR has proceeded with a range of clinical trials in these and other indications.

         In April 1995, the Company entered into a collaboration agreement with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering") to develop and commercialize the INTEGRILIN(TM) product on a worldwide basis. See "Collaboration Agreements - Schering-Plough Corporation."

         In April 1996, COR filed an application for marketing approval of the INTEGRILIN(TM) product in the United States, and Schering filed an application for marketing approval in Europe. COR and Schering are working together in the continued development of INTEGRILIN(TM) (antithrombotic injection), including regulatory matters and planning for the marketing of the product.

         In February 1997, the United States Food and Drug Administration's ("FDA") Cardiovascular and Renal Drugs Advisory Committee (the "Committee") considered the Company's filing in PTCA. The Committee concluded that the IMPACT II trial of the INTEGRILIN(TM) product had shown positive results as an adjunct therapy in helping to prevent acute cardiac ischemic complications in patients undergoing PTCA. However, because the Committee also decided that the results of the IMPACT II trial alone were not sufficient to forego the FDA's customary requirement of two positive clinical trials prior to the approval of a new drug, the Committee recommended against approval of INTEGRILIN(TM) at this time. The Company has received an action letter from the FDA regarding the New Drug Application ("NDA"). The not-approvable letter identifies clinical and technical issues that need to be resolved, including the FDA's conclusion that IMPACT II was not sufficiently robust as a single study to support approval. In its letter, the FDA noted that a study in unstable angina is ongoing and that the data should be provided which may add support to the findings of the IMPACT II study. The Company has notified the FDA of the Company's intention to file an amendment addressing the issues cited. An amendment to the NDA would need to include data from PURSUIT, a Phase III trial of INTEGRILIN(TM) for use in connection with unstable angina/non-Q wave MI. Enrollment in the PURSUIT trial was completed in January 1997 and data are expected to be available later in 1997.

         There is no assurance that marketing approval can be obtained on the basis of clinical trials conducted to date, can be obtained if additional clinical trials are conducted, or if obtained will not be substantially delayed. If the INTEGRILIN(TM) product is approved for marketing in one indication, there is no assurance that it will prove effective in any other indication. The failure to obtain marketing approval for INTEGRILIN(TM) or a significant delay in obtaining such approval would have a material, adverse effect on the Company. See "Risk Factors."

THE INTEGRILIN(TM) PRODUCT - CLINICAL TRIALS

         ANGIOPLASTY:  PREVENTION OF ACUTE ISCHEMIC COMPLICATIONS

         In late 1994, the Company completed patient enrollment in a Phase III clinical trial, IMPACT II, to evaluate the safety and efficacy of the INTEGRILIN(TM) product in reducing the acute complications of coronary angioplasty. This study, conducted at 82 sites in the United States, evaluated two different infusion rates with a common bolus of INTEGRILIN(TM) in patients undergoing either elective or urgent coronary angioplasty.

         Based on an analysis of all patients who received any study drug or placebo, the INTEGRILIN(TM) product at the lower infusion rate reduced the composite endpoint of death, myocardial infarction and emergency revascularization by 31% at 24 hours (nominal p-value = 0.006) and 22% at 30 days (nominal p-value = 0.035), although the effect was less pronounced at the higher infusion rate. The reduction in the clinical endpoint at all time points was primarily due to a reduction in the more clinically serious components of the endpoint: death and myocardial infarction. In addition, the benefit of the reduction in death and myocardial infarction was sustained and similar at both infusion rates at six months. The effect was less pronounced under an analysis which includes all patients randomized in the study. The safety data related to INTEGRILIN(TM) were favorable. Although the FDA Advisory Committee did not recommend approval on the basis of this single trial, it did conclude that the results were positive.

         UNSTABLE ANGINA AND NON-Q WAVE MYOCARDIAL INFARCTION: PREVENTION OF DEATH AND MYOCARDIAL INFARCTION

         Multiple independent clinical studies have implicated the role of platelet aggregation in unstable angina. Data indicate that the INTEGRILIN(TM) product, by inhibiting platelet aggregation, promotes thrombus resolution, and thereby enhances plaque healing and stabilization of the acute coronary syndrome.

         Patients presenting with chest pain of cardiac origin may be diagnosed with acute ischemic coronary syndromes comprised of either unstable angina or AMI. Prior to initiating Phase III clinical trials for

INTEGRILIN(TM) (antithrombotic injection), the Company conducted three Phase
II studies in unstable angina. In 1995, the Company initiated PURSUIT, a large, multi-national Phase III trial designed to assess the safety and efficacy of the INTEGRILIN(TM) product in the management of patients with an initial diagnosis of unstable angina or non-Q wave myocardial infarction, but excluding patients presenting with AMI with ST segment elevation. In addition, PURSUIT allows the evaluation of INTEGRILIN(TM) in the context of actual clinical practice related to unstable angina and non-Q wave MI across a wide variety of institutional settings.

         The primary endpoint for this study is a composite of death and myocardial infarction. This study included almost 11,000 patients and was conducted in over 700 sites in over 25 countries. Enrollment was completed in January 1997. In addition to the data in unstable angina and non-Q wave myocardial infarction, the Company expects that clinical data from the PURSUIT study will provide information concerning patients undergoing PTCA, because a portion of the patients enrolled in the PURSUIT trial had a PTCA in the ordinary course of their medical treatment.

         ACUTE MYOCARDIAL INFARCTION: ENHANCEMENT OF CORONARY ARTERY REPERFUSION AND PREVENTION OF REOCCLUSION

         The Company has conducted a Phase II clinical trial of the INTEGRILIN(TM) product with the thrombolytic tPA for the treatment of AMI. This study of 180 patients demonstrated that INTEGRILIN(TM) could be combined with tPA to enhance coronary artery reperfusion. Further Phase II studies have been initiated to elucidate a dosing regimen of INTEGRILIN(TM) that could be used in conjunction with thrombolytic products. Future studies will consider the desirable combinations of INTEGRILIN(TM) and a thrombolytic product in terms of both efficacy and safety, as these agents may synergistically promote an anti-thrombotic effect but may also increase the risk of bleeding. Additional Phase II studies are currently underway.


THE INTEGRILIN(TM) PRODUCT:  COMMERCIAL OVERVIEW

         The GP IIb-IIIa inhibitor marketplace is developing with the introduction of the first product, abciximab, which has an initial indication for use during high risk PTCA procedures. This product, developed by Centocor, Inc. and marketed by Eli Lilly & Co. ("Lilly"), was launched in February 1995. The INTEGRILIN(TM) product is the second agent in the GP IIb-IIIa class to be submitted to the FDA for approval.

         MARKETING AND SALES STRATEGY

         As part of the COR and Schering collaboration agreement, the launch of the INTEGRILIN(TM) product will be supported by both companies. Schering, through its Key Pharmaceuticals Division, markets to the cardiology community with established products. The Company believes Schering's commercial presence with the clinical cardiologist will provide support to the commercialization of INTEGRILIN(TM). See "Collaboration Agreement - Schering-Plough Corporation."

         The primary target customer groups for the INTEGRILIN(TM) product will be interventional cardiologists, clinical cardiologists and emergency room physicians. Emergency room physicians will be important targets for the unstable angina and AMI indications. In addition, hospital pharmacy directors and other key hospital formulary members will be key as well as nurses and nonmedical audiences who affect buying decisions.

         COR is planning to hire and deploy a dedicated sales organization for the launch of the INTEGRILIN(TM) product in the United States and Canada. This sales force will be focused primarily at larger medical institutions. Through its Key Pharmaceuticals Division, Schering also plans to deploy resources in the hospital marketplace and provide significant additional sales force resources to support PTCA, as well as future indications. The combined sales forces will be competitive in size and will be scaled up as appropriate for additional indications. The direct sales force selling effort will be supplemented by educational, advertising and promotional platforms.

         In addition, because COR has the option to co-promote a proprietary Schering cardiovascular product in the United States, COR has the opportunity to establish itself in the marketplace before INTEGRILIN(TM) (antithrombotic injection) is able to be sold. This may also contribute to market readiness for the launch of the INTEGRILIN(TM) product.

         RELATIVE MARKET SIZE. The Company believes that the duration of therapy with the INTEGRILIN(TM) product will be longer in unstable angina and in myocardial infarction than in PTCA. Clinical trials in these indications allow more than one day of therapy. This is in part due to the differences in the underlying pathophysiology of these diseases. The potential market size for INTEGRILIN(TM) would therefore be affected by both the number of patients receiving therapy and the number of days the patients receive therapy. As a result of the larger number of patients and longer duration of treatment, the Company believes the markets for unstable angina and AMI are larger than the market for PTCA.

         The introduction of agents that effectively reduce death and myocardial infarction in these multiple patient populations should present growth opportunities for the GP IIb-IIIa category. The Company's comprehensive clinical development plan for the INTEGRILIN(TM) product is aimed at identifying the significant clinical benefit that can be derived from the utilization of INTEGRILIN(TM) in these challenging and important diseases.

ORAL GP IIb-IIIa INHIBITOR PROGRAM

         Aspirin and ticlopidine are the most commonly prescribed agents for long-term prophylaxis in patients who are at risk for stroke or AMI or who have suffered a stroke or AMI. The Company believes that these agents are not optimal therapeutics as both are relatively weak inhibitors of platelet function. Nevertheless, both agents have shown efficacy in reducing ischemic cardiovascular events. Therefore, oral agents which are capable of blocking the final common pathway of platelet aggregation by binding to the integrin
GP IIb-IIIa on platelets may yield greater benefit. In order for such agents to be accepted for chronic use, they would have to demonstrate an acceptable safety profile with respect to their long term risk of bleeding. Moreover, the Company believes that an effective oral GP IIb-IIIa inhibitor could be a natural follow-on agent for patients who have been treated with the INTEGRILIN(TM) product or other parenteral GP IIb-IIIa inhibitors while hospitalized.

         The Company believes the likely criteria of a successful drug in this category will be (i) high-affinity inhibition of GP IIb-IIIa, (ii) specificity for GP IIb-IIIa relative to other integrins (iii) an acceptable level of bioavailability, (iv) acceptable half-life, and (v) an acceptable safety profile. In the course of the Company's collaboration agreement with Eli Lilly and Company ("Lilly"), multiple chemical classes of small molecule GP IIb-IIIa inhibitors were identified which included compounds that have been found to be orally active in a variety of animal models. See "Collaboration Agreements - Relationship with Eli Lilly & Co."

         A candidate compound has been chosen by the Company for preclinical development, and a sufficient quantity has been synthesized to support the Company's initial clinical development program. The Company filed an Investigational New Drug ("IND") Application for this compound in late 1996 and initiated Phase I clinical trials in February 1997. In addition to its clinical development program, the Company is continuing its research efforts to identify additional orally active GP IIb-IIIa compounds.


FACTOR Xa INHIBITOR PROGRAM

         The Company has identified the factor Xa / prothrombinase complex as a target for small molecule inhibitors. COR scientists have discovered novel inhibitors with high potency and specificity which have been shown to block both arterial and venous thrombosis effectively in various animal models. In these models, the bleeding risk of these inhibitors compared favorably with agents such as low molecular weight heparin and heparin. A clinical need exists in the prophylaxis of venous thrombosis. This is particularly true in the setting of hip and knee replacement surgery where there remains a greater than 15% incidence of deep vein thrombosis despite current therapy of either heparin in combination with coumadin, or low molecular weight heparin. A lead compound that can be administered either intravenously or subcutaneously is currently in preclinical development at COR.

         In addition to its preclinical development compound, the Company is continuing research to identify orally active factor Xa inhibitors. The development of an orally active inhibitor in this class may offer significant clinical advantages over presently available agents such as coumadin.


GROWTH FACTOR RECEPTOR ANTAGONIST PROGRAM

         The Company's growth factor inhibitor program is directed toward the discovery of protein and small molecule inhibitors of certain growth factor receptor inhibitors in the tyrosine kinase family. In November 1992, the Company entered into a collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") focused on the discovery and development of small molecule pharmaceuticals, primarily for the prevention of restenosis following angioplasty. The collaboration targets a defined class of growth factor inhibitors. In late 1995, this collaborative research program was extended for a period of time continuing through late 1997. In December 1996, the collaboration was expanded to include certain identified protein growth factor inhibitors. See "Collaboration Agreements - Relationship with Kyowa Hakko." The Company and Kyowa Hakko have identified multiple classes of small molecule agents that specifically and with high potency inhibit growth factor signaling. COR and Kyowa Hakko are evaluating lead compounds in animal models and are pursuing the preclinical development of an identified protein growth factor inhibitor.

THROMBIN RECEPTOR INHIBITOR PROGRAM

         The Company's thrombin receptor inhibitor program is directed toward the discovery of agents for the treatment of arterial thrombosis and restenosis and may also address certain non-cardiovascular diseases.

         Thrombin is an enzyme that has multiple effects on cells and proteins within the vasculature and is the most potent activator of platelets. Thrombin mediates cellular events through interactions with at least one protease activated G protein-linked receptor found on platelets, as well as on most vascular cells, including smooth muscle and endothelial cells. In December 1993, the Company and Ortho Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson, entered into a worldwide collaboration to research, develop and commercialize thrombin receptor agonists and antagonists. In 1996, Ortho exercised its options to extend the research term for an additional one or two years, at the option of Ortho. In addition, Johnson & Johnson Development Corporation purchased 399,106 shares of the Company's common stock for a price of $4 million. See "Collaboration Agreements -- Relationship with Ortho Pharmaceutical Corporation." The Company and Ortho are investigating a variety of approaches to identify compounds that block the interaction of thrombin with its receptor. The Company and Ortho have identified candidate inhibitors within several different classes of compounds and are evaluating these inhibitors. Recent data have demonstrated the potential existence of an alternate thrombin-triggered platelet activation mechanism in mouse and human platelets. Scientists at a number of independent institutions, as well as COR and Ortho, are seeking to identify the nature of this second activation mechanism and to assess its potential as a pharmaceutical target. The Company has an exclusive, worldwide license from the Regents of the University of California to certain patent rights relating to the thrombin receptor.

         Outside the collaboration with Ortho, the Company is investigating a novel member of the class of protease-activated G protein-linked receptors to which it has obtained exclusive worldwide rights. See "Patents, Proprietary Rights and Licenses."


NEW RESEARCH PROGRAMS

MYOCARDIAL SIGNAL TRANSDUCTION. The Company has initiated a new research program directed toward the unmet clinical needs of patients with heart failure. Heart failure is viewed as a progressive disease typically initiated by a singular insult such as myocardial infarction. In the years thereafter, cardiac dilatation representing dysfunction of the remaining normal myocardium ensues. COR has focused on particular molecular targets in a specific signaling pathway as a site for intervention.

INTEGRIN SIGNALING. The Company has initiated a new program to discover mechanisms of integrin signal transduction. This effort is being conducted in collaboration with investigators at the Scripps Research Foundation. Integrins play a key role in modulating not only cell migration and shape but also growth and differentiation, thus placing them at a central location in a variety of disease processes. The Company believes that inhibitors of these integrin signaling pathways may be useful for the treatment or prevention of a wide variety of disorders including thrombosis, inflammation, atherosclerosis and tumor metastasis.

OTHER COR RESEARCH

FACTOR Xai PROGRAM. The Company and its advisors have demonstrated that inactivated forms of the enzyme factor Xa produce inactive prothrombinase complexes and inhibit thrombosis in animal models. The Company has developed a chemically inactivated form of human plasma-derived factor Xa, designated by the Company as EGR-Xa, and a recombinant inactivated form of factor Xa, designated rXai. In 1995, the Company filed an IND with the FDA for EGR-Xa and conducted a Phase I clinical trial. As part of its Factor Xai program, the Company has also identified a class of procoagulant compounds that may have application in promoting normal clotting in certain individuals with hemophilia and related genetic bleeding disorders. The Company is currently evaluating its research and development alternatives with respect to its Factor Xai program.

NON-CARDIOVASCULAR RESEARCH APPLICATIONS. The Company's research has resulted in the identification of compounds with potential non-cardiovascular applications. The Company believes certain of its growth factor inhibitors may have applications in treating certain other disorders which involve cell proliferation, such as cancer, glomerulonephritis, and pulmonary fibrosis. The Company has identified other compounds with potential applications in the areas of wound healing, tumor metastasis and osteoporosis. The Company intends to pursue such opportunities and seek collaboration partners to develop and commercialize any potential product opportunities where appropriate.

DRUG DISCOVERY CAPABILITIES

         To achieve its drug discovery objectives, the Company has established advanced capabilities in several key technology areas:

CARDIOVASCULAR BIOLOGY. The Company's scientists and advisors have contributed to a number of the key advances in the scientific understanding of thrombosis, restenosis and heart failure. The Company has applied this expertise in its choice of specific disease targets and in the creation of its drug discovery strategies. The Company believes that its focus and expertise in the molecular and cellular biology of cardiovascular disease, combined with its advanced technologies, may provide it with a potential competitive advantage in the discovery and development of novel therapeutic products. Thus far, the Company's major focus has been on thrombosis, the process underlying the syndromes of acute myocardial infarction, unstable angina and restenosis, the process of vascular smooth muscle cell proliferation following PTCA or other vascular interventional procedures. COR scientists have targeted several of the potential mechanisms which regulate intravascular thrombosis or restenosis. These include the platelet, the coagulation factor cascade, and the vascular wall itself. In each case, the aim has been to develop agents which, because of their novel mechanism of action, offer significant therapeutic benefit and a satisfactory safety profile. COR's approach has been to understand the pathophysiology of the disease process itself, and then to identify and characterize molecular targets for which an agonist or antagonist might have a positive therapeutic impact. The scope of the research group therefore includes not only individuals with skills in the areas of cellular and molecular biology, but also scientists in the disciplines of pharmacology, physiology and clinical cardiology.

HIGH THROUGHPUT SCREENING. The Company has applied its biological expertise to develop a variety of novel molecular assays suitable for high throughput screening. For each high throughput screening assay developed, numerous secondary assays for confirming in vitro activity and specificity must also be developed. In addition to the libraries of its corporate partners, the Company's own screening library consists of compounds purchased from commercial and academic groups. The Company uses computer-based algorithms to model molecular diversity in order to maximize the overall diversity of its compound library and new compound purchases. The size of this library is projected to continue to grow over the next two years. High throughput screening using multiple proprietary assays against the Company's molecular targets is currently ongoing at the Company. Screening throughput is assisted by the use of automated equipment.

MEDICINAL CHEMISTRY. The Company has established small organic molecule synthesis capabilities. These capabilities use both "structure-based" design principles and traditional analog synthetic approaches directed at small molecules discovered through screening of organic molecule libraries in its proprietary assays. The Company believes it has developed particular expertise in "peptidomimetic" design, that is, the ability to develop small molecule organic compounds that mimic the activity of peptide leads using structure-based design approaches. This capability enables the Company to more effectively generate compounds with appropriate pharmaceutical properties, such as oral bioavailability and a prolonged half life.

ANIMAL MODEL STUDIES. The Company has established an important internal capability in the area of animal models. The Company uses a variety of animal models, including proprietary internally developed models, that are relevant to the Company's disease targets. In addition, the Company works closely with outside consultants and laboratories in other areas, such as the development of knock-out and transgenic models, and the evaluation of compounds in primate models. Using internal and external capabilities, compounds with therapeutic potential can be rapidly evaluated in multiple complementary models to assess their activity.

COLLABORATION AGREEMENTS

         The Company evaluates, on an ongoing basis, potentials for collaborations with other companies where such relationships may complement and expand the Company's research, development, sales or marketing capabilities. Any such arrangements would limit the Company's flexibility in pursuing alternatives for the commercialization of its potential products subject to collaboration.

         The Company has ongoing collaborations with Schering, Ortho, and Kyowa Hakko. In addition, the Company has an agreement with Lilly regarding a research program which concluded in accordance with its term in April 1996.

RELATIONSHIP WITH SCHERING CORPORATION. In April 1995, the Company entered into a collaboration agreement with Schering to develop and commercialize INTEGRILIN(TM) (antithrombotic injection) on a worldwide basis. Schering paid the Company a $20 million licensing fee upon signing the agreement. Schering will also pay the Company milestone payments of up to approximately $100 million if specified development goals are achieved.

         Under the agreement, decisions regarding the ongoing development and marketing of the INTEGRILIN(TM) product are generally subject to the oversight of a Joint Steering Committee with equal membership from the two companies, although certain development decisions are allocated specifically to COR, and in those markets where Schering has exclusive marketing rights, Schering has decision-making authority with respect to marketing issues. Schering participates in and shares the costs of developing INTEGRILIN(TM). The parties work closely with each other in connection with regulatory matters, although COR retains primary responsibility for such filings in the United States and Canada, while Schering has primary responsibility for such filings elsewhere in the world.

         Both parties will have the right to co-promote the INTEGRILIN(TM) product in the United States and Canada and share profits, if any, in these countries. In Europe, Schering has the right to launch the product as an exclusive licensee on a royalty-bearing basis for a period of time to be determined under the agreement at a later date. Following this initial period, COR has the right to co-promote the product in Europe and share profits. In all co-promotion territories, the exact profit-sharing ratio between the companies will depend on the amount of sales effort contributed by each company. Outside of the United States, Canada and Europe, Schering is the exclusive licensee on a royalty-bearing basis. As part of this overall arrangement, Schering has granted an option to the Company to co-promote an existing Schering cardiovascular product for a limited period of time as a mechanism to help defray the costs of developing a new sales force and to help integrate the COR and Schering sales forces.

         Under the terms of the agreement, both parties have certain rights to terminate. Until 30 days after certain key data are received from the PURSUIT trial, Schering may elect to terminate the agreement. In the event of such termination: (i) COR would reacquire all rights to all INTEGRILIN(TM) products subject to a royalty to Schering, (ii) Schering would be relieved of its obligation to pay development costs incurred after June 30, 1997 except for certain specified development costs where Schering will have the continuing obligation to pay ongoing costs incurred by COR (subject to the obligation of COR to repay certain of such costs under certain circumstances), and (iii) Schering could exercise an option to obtain certain rights to a specified COR research program. The exercise by Schering of its rights to the specified research program are subject to Schering's obligations to pay a specified percentage of program development costs, as well as milestone payments and product royalties to COR, and for COR to retain certain copromotion and other rights with respect to products resulting from the program.

RELATIONSHIP WITH ORTHO PHARMACEUTICAL CORPORATION. In December 1993, the Company entered into a collaboration agreement with Ortho, a subsidiary of Johnson & Johnson, focusing on the joint discovery, development and commercialization of novel pharmaceuticals that may result from collaborative research on the thrombin receptor. The Company and Ortho each provided specified levels of internal resources to the collaborative research over the initial three-year research term. In 1996, Ortho exercised its options to extend the research term for an additional one or two years, at the option of Ortho.

         If products arise from this collaboration, Ortho will make development milestone payments to the Company. In addition, the Company and Ortho may each
(i) participate in development of products under the collaboration and share equally in the development costs on a worldwide basis, (ii) participate equally in the commercialization of co-developed products (with the Company's rights of commercialization to be limited to specified countries, including the major countries of Europe, and in North America, Japan and Australia), and (iii) share equally in profits or losses from any co-developed products in those countries where the parties jointly commercialize the products. If either party decides not to participate in the development of a product under the collaboration, or does not participate in the commercialization of such product in one or more countries, that party would receive royalties based on product sales.

         In connection with the collaboration with Ortho, in January 1994, the Company sold to Johnson & Johnson Development Corporation ("JJDC"), a subsidiary of Johnson & Johnson, 533,333 shares of common stock at $15.00 per share, for an aggregate purchase price of $8 million, in a private placement. In October 1996, Ortho exercised its option to extend the term of the agreement, and pursuant to the terms of the original agreement, the Company sold JJDC an additional 399,106 shares of common stock at $10.02 per share for an aggregate purchase price of $4 million, also in a private placement. In connection with the extension of the agreement, Ortho paid the Company $2.4 million in 1996 for research to be performed during the remaining term of the contract.

RELATIONSHIP WITH KYOWA HAKKO. In November 1992, the Company entered into a collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") focused on the discovery and development of small molecule pharmaceuticals, primarily for the prevention of restenosis following angioplasty. The collaboration targets a defined class of growth factor inhibitors. In late 1995, this collaborative research program was extended for a period of time continuing through late 1997. In December 1996, the collaboration was expanded to include certain identified protein growth factor inhibitors. Both companies have committed significant internal resources to all phases of research. The Company has exclusive development and marketing rights in the United States for any products resulting from the collaboration, and Kyowa Hakko has exclusive development and marketing rights in Asia for any such products. The two companies have agreed to develop and commercialize jointly any such products on a shared economic basis in the rest of the world. The agreement further provides that Kyowa Hakko will have the exclusive right to develop and commercialize products only for a single, defined non-cardiovascular disease indication outside of the United States.

         In addition, under the terms of the agreement, Kyowa Hakko has certain rights to supply bulk material for the manufacture of any products resulting from the collaboration, and the Company has agreed to purchase its requirements for such material from Kyowa Hakko. If Kyowa Hakko is unable to provide the Company with adequate supplies of any material, the Company is entitled to seek alternate suppliers. However, there can be no assurance that alternative supply arrangements can be established on a timely or commercially reasonable basis, if at all.

RELATIONSHIP WITH ELI LILLY AND COMPANY. In May 1991, the Company entered into a collaborative research agreement with Lilly in the field of platelet aggregation inhibitors. This agreement was modified in May 1993 and the research term expired at the end of April 1996. The research collaboration with Lilly did not include the INTEGRILIN(TM) product. Under this collaboration, two compounds were designated for development. A lead parenteral product had entered Phase II clinical trials and a lead oral compound had entered preclinical development in anticipation of the filing of an IND. In 1995, Lilly advised the Company of its desire, based on a review of its product development portfolio, to discontinue its participation in the development of these compounds. Under the terms of a November 1996 amendment, the Company now has the exclusive right to develop and commercialize the two compounds referenced above, subject to a royalty to Lilly. In addition, under the terms of the amendment, the Company has the exclusive right to research, develop and commercialize certain potential oral compounds,
also subject to a royalty to Lilly.   Under the original agreement and the
amendment between the parties, COR and Lilly have shared rights with respect to all other compounds which were the subject of the collaborative research.

         Research Collaborations. The Company is actively engaged in collaborations with advisors and consultants at a number of universities and medical centers in a number of areas including, but not limited to, integrin signaling, myocardial signal transduction, animal models of thrombosis, thrombolysis and restenosis, molecular biology of growth factor receptors and x-ray crystallography.

         While the Company believes its agreements with its ongoing collaborators provide sufficient incentives to all parties, there can be no assurance that the relationships will be successful. Although under its current arrangements the Company and its collaborators will work exclusively with each other within a defined field for a defined period, there can be no assurance that a collaborator or collaborators will not terminate its agreement with the Company or pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by the Company or a collaboration. For these and other reasons, such as a change in a collaborator's strategic direction, even if a collaborator continues its participation in its program with the Company, it may nevertheless determine not to actively pursue the development or commercialization of any particular product or product opportunity. In such event, the Company's ability to pursue such potential products could be severely limited.

         For a discussion of research and development expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

         Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and competition is intense and expected to increase. The Company's most significant competitors are major pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Emerging pharmaceutical and biotechnology companies may also prove to be significant competitors, particularly through collaboration arrangements with large pharmaceutical companies. Many of these competitors have significant cardiovascular products approved or in development, and operate large, well-funded cardiovascular research and development programs. Furthermore, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection and establish collaboration arrangements for product and clinical development and marketing in the cardiovascular disease field and other areas being targeted by the Company.

         The Company is aware of products in research or development by its competitors that address all of the diseases and disorders being targeted by the Company, and any of these products may compete directly with potential products being developed by the Company. In particular, the Company is aware that many of its competitors have programs specifically designed to develop parenteral and oral GP IIb-IIIa inhibitors. One of these companies has a monoclonal antibody-based parenteral GP IIb-IIIa inhibitor, abciximab, that has received regulatory approval and is being sold commercially. In addition to abciximab, at least one other parenteral GP IIb-IIIa antagonist is being studied in clinical trials. Orally available GP IIb-IIIa inhibitors are being developed by a number of pharmaceutical companies with agents at various stages of clinical development. The Company believes these compounds are not likely to represent direct competition for injectable products as they are being designed for chronic therapies and are expected to be dosed to have a lesser anti-platelet effect and to be designed to have a long biological half life. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective than those being developed by the Company or that would render the Company's technology obsolete or noncompetitive. In addition, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

         Any product which the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. For certain of the Company's potential products, an important competitive factor will be the timing of market introduction of competitive products. Accordingly, the Company expects that important competitive factors will be the relative speed with which companies can develop products, complete the clinical testing and approval processes and supply commercial quantities of the product to the market. With respect to clinical testing, competition may also delay progress by limiting the number of clinical investigators and patients available to test the Company's potential products.

         In addition to the above factors, competition is based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

MARKETING STRATEGY

         The Company's strategy is to market products for which it obtains approval either directly or through co-promotion arrangements or other licensing arrangements with large pharmaceutical or biotechnology companies. The Company's products under development are targeted towards the acute care as well as the chronic care markets. The Company intends to retain selected North American and European marketing rights for products where appropriate.

         The Company has a collaboration agreement with Schering to develop and commercialize INTEGRILIN(TM) (antithrombotic injection) on a worldwide basis. Both parties have the right to co-promote and share profits, if any, in the United States and Canada. Schering has the right to launch the INTEGRILIN(TM) product in Europe and would pay the Company royalties for a specified initial period, after which the Company would have the right to co-promote and share profits, if any. See "Collaboration Agreements-Relationship with Schering Corporation." The Company has not developed a specific commercialization plan with respect to other of its potential products. Implementation will depend in large part on the market potential of any products the Company develops as well as on the Company's financial resources. The Company may establish co-promotion, corporate partner or other arrangements for the marketing and sale of certain of its products and in certain geographic markets. There can be no assurance that the Company will be successful in establishing such arrangements, or that these arrangements will result in the successful marketing and sales of the Company's products.

         Sales of the Company's products in development will be dependent in part on the availability of reimbursement from third-party payers, such as government and private insurance plans. The Company plans to meet with administrators of these plans to discuss the potential medical benefits and cost-effectiveness of its products. The Company believes this approach may assist in obtaining reimbursement authorization for its products from these third-party payers.

PROCESS DEVELOPMENT AND MANUFACTURING

         The Company relies primarily on third-party manufacturers to produce its compounds for preclinical and clinical purposes. Currently, the Company has no manufacturing facilities for either the production of bulk drug substances or the manufacture of final dosage forms. The Company believes that all of its existing compounds can be produced using established manufacturing methods, including cell culture, fermentation or traditional pharmaceutical synthesis. The Company has established a quality control program, including a set of standard operating procedures, intended to ensure that the Company's compounds are manufactured in accordance with the Good Manufacturing Practices ("GMP"), established by the FDA, the requirements of the California State Board of Pharmacy and other applicable regulations.

         Production of the INTEGRILIN(TM) product, both for clinical trials and for commercialization, is planned to be done through contract manufacturers.
The Company believes that material that has been produced by contract manufacturers has been done in conformity with applicable regulatory requirements. The Company believes the contracted supply of INTEGRILIN(TM) (antithrombotic injection) is sufficient to conduct clinical trials and initial commercial launch as currently planned. The Company has contracted with third-party manufacturers to produce the INTEGRILIN(TM) product for subsequent clinical trials and for commercial distribution, if applicable. If approved and successfully launched for unstable angina, the Company may need to increase the current manufacturing capacity. The Company is working with its vendors on capacity forecasts and planning, with the objective of assuring adequate supply. The Company has established long-term supply arrangements with a bulk product supplier and with a supplier for the filling and final packaging of INTEGRILIN(TM). The Company's manufacturing plans include the addition of capacity both with its existing suppliers and with secondary manufacturers of bulk and finished product. Successful technology transfer from the existing bulk supplier is needed to ensure success with potential secondary suppliers.

         The production of the Company's compounds is based in part on technology that the Company believes to be proprietary. The Company may license this technology to contract manufacturers to enable them to manufacture compounds for the Company. There can be no assurance that such manufacturers will abide by any limitations or confidentiality restrictions in licenses with the Company. In addition, any such manufacturer may develop process technology related to the manufacture of the Company's compounds that such manufacturer owns either independently or jointly with the Company. This would increase the Company's reliance on such manufacturer or require the Company to obtain a license from such manufacturer in order to have its products manufactured. There can be no assurance that any such license would be available on terms acceptable to the Company, if at all. There can be no assurance that the arrangements with third-party manufacturers will be successful. In connection with the commercialization of its products, the Company may establish multiple third-party manufacturing sources on commercially reasonable terms for its products. There can be no assurance that the Company will be able to establish such sources, or, if such sources are established, that the sources will be successful.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

         The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company plans to prosecute and defend its patent applications aggressively, including any patents that may issue, as well as its proprietary technology. The Company has filed, or has licensed exclusively, a series of related patent applications with respect to each of its products in development.

         The Company's success will depend in part on its ability to obtain patent protection for its products both in the United States and in other countries. The Company has patents or has filed applications for patents covering many of its products (including the INTEGRILIN(TM) product) and processes, including patent applications covering various aspects of the Company's platelet aggregation inhibitor, thrombin receptor and venous thrombosis programs, as well as other programs. Many of the patents or applications include composition of matter claims relating to a number of the Company's compounds.

         The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, the Company does not know whether any of its applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the Company's patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

         The development of therapeutic products for cardiovascular applications is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications or patents may be competitive with the Company's applications, or conflict in certain respects with claims made under the Company's applications. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, no assurance can be given that the Company would be able to obtain licenses to these patents at a reasonable cost, or develop or obtain alternative technology.

         The Company also relies upon trade secret protection for its confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

         It is the Company's policy to require its employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

         The Company has obtained licenses from a number of universities, companies and research institutions to technologies, processes and compounds that it believes may be important to the development of its products. These agreements require the Company to pay license maintenance fees and, upon commercial introduction of certain products, pay royalties. These include exclusive license agreements with the Regents of the University of California and the Oklahoma Medical Research Foundation, and a non-exclusive license agreement with the Board of Trustees of Stanford University. The above-mentioned exclusive licenses may be canceled or converted to non-exclusive licenses if specified milestones are not achieved. There can be no assurance that any of these licenses will provide effective protection against the Company's competitors.

GOVERNMENT REGULATION

         The manufacturing and marketing of the Company's products and its research and development activities are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. In addition to FDA regulations, the Company is also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an IND, which must become effective before clinical trials in the United States may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a NDA or Product License Application ("PLA") to the FDA and (v) the FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND and, unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to test further for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

         The results of the preclinical studies and clinical studies are submitted to the FDA in the form of an NDA or PLA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied or may require submission of data from additional testing or additional information. Notwithstanding such submission, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

         Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP. Domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA.

         For marketing outside the United States, the Company also is subject to foreign regulatory requirements governing clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. In the European Community, human pharmaceutical products are also subject to extensive regulation. The European Community Pharmaceutical Directives govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of human pharmaceutical products. Effective in January 1995, the European Community enacted new regulations providing for a centralized licensing procedure, which is mandatory for certain kinds of products, and a decentralized (country by country) procedure for all other products. A license granted under the centralized procedure authorizes marketing of the product in all member states of the European Community. Under the decentralized procedure, a license granted in one member state can be extended to additional member states pursuant to a simplified application process. In the centralized procedure, the European Medicines Evaluation Agency coordinates a scientific review by one or more rapporteurs chosen from among the membership of the Committee for Proprietary Medicinal Products ("CPMP"), which represents the medicine authorities of the member states. The final approval is granted by a decision of the Commission or Council of the European Community, based on an opinion of the CPMP.

         The Company's regulatory strategy is to pursue clinical development and marketing approval of its products in the United States, Canada and Europe. The Company intends to seek input from the FDA at each stage of the clinical process to facilitate appropriate and timely clinical development, focusing on issues such as trial design and clinical endpoints. The Company anticipates that the clinical development of products in Europe and Asia may be the responsibility of its corporate partners. Where appropriate, the Company intends to pursue available opportunities for accelerated approval of products, such as the FDA rules for conditional approval of drugs intended to treat fatal or disabling diseases, although there can be no assurance that such accelerated approval will be available.

INSURANCE

         The testing, marketing and sale of human pharmaceuticals expose the Company to significant and unpredictable risks of product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. Such risks will exist even with respect to any products that receive regulatory approval for commercial sale. While the Company has obtained liability insurance for its clinical trials for INTEGRILIN(TM) (antithrombotic injection), there can be no assurance that it will be sufficient to satisfy any liability that may arise. There can be no assurance that adequate insurance coverage will be available in the future at acceptable cost, if at all, or that a product liability claim would not adversely affect the business or financial condition of the Company.

EMPLOYEES

         As of February 1, 1997, the Company had 177 full-time employees, of whom 132 were in research and development and 45 were in marketing, general and administrative areas.

         All employees are located at the Company's facility in South San Francisco, California. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its employee relations to be good. The Company's policy is to enter into confidentiality agreements with its employees and consultants.


                            ADDITIONAL RISK FACTORS

         Stockholders or investors in shares of the Company's Common Stock should carefully consider the following additional risk factors, in addition to the other information in this Report.

EARLY STAGE OF DEVELOPMENT

         The Company was founded in 1988. All of the Company's potential products are in research or development, and no revenues have been generated from product sales. The Company's revenues to date have consisted of license fees and contract revenue under collaboration research and development agreements, government grants and interest income. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce, market and sell products. No assurance can be given that the Company's product development efforts will be successfully completed or that required regulatory approvals will be obtained. Moreover, there can be no assurance that providers, payers or patients will accept the Company's products, even if the Company's products prove to be safe and effective and are approved for marketing by the FDA and other regulatory authorities. See "COR Products in Research or Development."

LOSS HISTORY AND ACCUMULATED DEFICIT; QUARTERLY FLUCTUATIONS

         The Company had accumulated net losses as of December 31, 1996 of $128,058,000. The Company expects to incur operating losses for the next several years. These losses may increase as the Company expands its research and development activities, and such losses may fluctuate significantly from quarter to quarter. There can be no assurance that the Company will ever successfully develop, receive regulatory approval for, commercialize, manufacture, market or sell any product or achieve or sustain significant revenues from product sales or profitable operations.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The development of the Company's products will require a commitment of substantial resources to conduct the time-consuming research, preclinical development and clinical trials that are necessary to bring products to market and to establish production and marketing capabilities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations at least into 1998. The Company will need to raise substantial additional funds. The Company intends to seek such additional funding through collaboration arrangements and public or private financings, including equity financings. No assurance can be given that such additional funding will be available on favorable terms, if at all. In such event, the Company may need to delay or curtail its research and development activities to a significant extent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

TECHNOLOGICAL UNCERTAINTY AND CHANGE; NEED FOR ADDITIONAL RESEARCH AND
DEVELOPMENT

         The Company uses multiple technologies in developing potential products for targeted cardiovascular diseases. No assurance can be given that problems will not develop with these technologies or that commercially feasible products will ultimately be developed by the Company. The Company's potential products will require significant additional research or development, including process development and extensive clinical testing, prior to commercial use. There can be no assurance that these potential products will be successfully developed into drugs that can be administered to humans or that any such drugs or related therapies will prove to be safe and effective in clinical trials or cost-effective to manufacture. Further, these potential products may prove to have undesirable and unintended side effects and, in some cases, may require complex delivery systems that may prevent or limit their commercial use.

         The fields of biotechnology and related pharmaceutical technologies have undergone rapid and significant technological change. The Company expects that the technologies associated with its research and development will continue to develop rapidly, and the Company's future success will depend in large part on its ability to maintain a competitive position with respect to these technologies. Rapid technological development by the Company or others may result in compounds, products or processes becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses it has incurred. See "COR Products in Research or Development" and "Competition."

NEED FOR EXTENSIVE CLINICAL TRIALS

         In April 1996, COR filed an application for marketing approval of INTEGRILIN(TM) (antithrombotic injection) in the United States, and Schering filed an application for marketing approval in Europe. COR and Schering are working together in the continued development of the INTEGRILIN(TM) product, including regulatory matters and planning for the marketing of the product.

         In February 1997, the FDA's Cardiovascular and Renal Drugs Advisory Committee (the "Committee") considered the Company's filing in PTCA. The Committee concluded that the IMPACT II trial of the INTEGRILIN(TM) product had shown positive results as an adjunct therapy in helping to prevent acute cardiac ischemic complications in patients undergoing PTCA. However, because the Committee also decided that the results of the IMPACT II trial alone were not sufficient to forego the FDA's customary requirement of two positive clinical trials prior to the approval of a new drug, the Committee recommended against approval of INTEGRILIN(TM) at this time. The Company has received an action letter from the FDA regarding the NDA. The not-approvable letter identifies clinical and technical issues that need to be resolved, including the FDA's conclusion that IMPACT II was not sufficiently robust as a single study to support approval. In its letter, the FDA noted that a study in unstable angina is ongoing and that the data should be provided which may add support to the findings of the IMPACT II study. The Company has notified the FDA of the Company's intention to file an amendment addressing the issues cited. An amendment to the NDA would need to include data from PURSUIT, a Phase III trial of INTEGRILIN(TM) for use in connection with unstable angina/non-Q wave MI. Enrollment in the PURSUIT trial was completed in January 1997 and data are expected to be available later in 1997.

         Although the Company is conducting Phase II and Phase III studies of INTEGRILIN(TM) (antithrombotic injection) for certain indications, further Phase II studies and other large, time-consuming and more costly Phase III studies will be required to demonstrate safety and efficacy in the treatment of other indications. There can be no assurance that such clinical trials will be successful or that safety or efficacy will be demonstrated, or that other clinical trials will not be required. There can be no assurance that the INTEGRILIN(TM) product or any of the Company's other products in development will receive marketing approval in any country on a timely basis, or at all, or, if such approval is received, that the Company will be successful in commercializing INTEGRILIN(TM). If the Company is unable to demonstrate the safety and efficacy of INTEGRILIN(TM) to the satisfaction of the FDA or other regulatory authorities, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The regulatory process, which includes preclinical studies and clinical trials of each compound to establish its safety and efficacy, takes many years and requires the expenditure of substantial resources. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions. Further, FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's potential products. In addition, a marketed drug and its manufacturer are subject to continual review, and later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product form the market.

         Data relating to preclinical and clinical studies of the Company's potential products are published, presented or publicly released from time to time by the Company, its consultants or clinical investigators conducting such studies. Since data are subject to continuing evaluation and analysis, data generated from any single study are not necessarily representative of the total data currently available or that may be generated in the future regarding the safety and efficacy of potential products.

         All of the Company's potential products are subject to extensive regulation and will require approval from the FDA and other regulatory agencies prior to commercial sale. The cost to the Company of conducting clinical trials for any potential product can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the extent of development and financial support, if any, from corporate partners. Because of the intense competition in the cardiovascular market, the Company may have difficulty obtaining sufficient patient populations or clinician support to conduct its clinical trials as planned and may have to expend substantial additional funds to obtain access to such resources, or delay or modify its plans significantly. See "COR Products in Research or Development," "Competition" and "Government Regulation."

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

         The Company evaluates, on an ongoing basis, potential collaboration agreements with other companies where such relationships may complement and expand the Company's research, development, sales or marketing capabilities. Any such arrangements will limit the Company's flexibility in pursuing alternatives for the commercialization of its products. There can be no assurance that the Company will establish any additional collaboration arrangements or that, if established, such relationships will be successful. See "Business Strategy."

         The Company has established collaboration arrangements with Schering, Ortho and Kyowa Hakko. While the Company believes its agreements with these companies provide sufficient incentives to all parties, there can be no assurance that the relationships will be successful. Although under its current arrangements, the Company and its collaborators will work exclusively with each other within a defined field for a defined period, there can be no assurance that a collaborator or collaborators will not terminate its agreement with the Company or pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by the Company or a collaboration. For these or other reasons, such as a change in a collaborator's strategic direction, even if a collaborator continues its contributions to the arrangement, it may nevertheless determine not to actively pursue the development or commercialization of any resulting products. In such event, the Company's ability to pursue such potential products could be severely limited. See "Collaboration Agreements."

         The Company recognized $18,635,000 and $11,750,000 in contract revenue in 1996 and 1995, respectively, under the arrangement with Schering, representing 99% and 95% of contract revenues in 1996 and 1995, respectively. If these revenues were discontinued, the Company's ability to pursue the development or commercialization of INTEGRILIN(TM) (antithrombotic injection) could be severely limited. See "Collaboration Agreements - Relationship with Schering Corporation."

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY TECHNOLOGY

         The Company's success will depend in part on its ability to obtain patent protection for its products both in the United States and in other countries. The Company has filed, or has licensed exclusively, a series of related patent applications with respect to each of its products in development. The Company intends to file additional applications as appropriate. No assurance can be given that patents will issue from any applications filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.

         The Company's success will also depend in part upon its ability to develop commercially viable products without infringing patents or proprietary rights of others. A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or received patents in the cardiovascular field. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. Such conflicts could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents are issued to other companies that contain competitive or conflicting claims, no assurance can be given that the Company would be able to obtain licenses to these patents at a reasonable cost or develop or obtain alternative technology. Failure by the Company to obtain a license to any technology that it may require to commercialize its products would have a material adverse effect on the Company.

         The Company also relies on trade secrets and proprietary know-how.
The Company has been and will continue to be required to disclose its trade secrets and proprietary know-how not only to employees and consultants but also to actual or potential corporate partners, collaborators and contract manufacturers, many of which may be competitors of the Company. Although the Company seeks to protect its trade secrets and proprietary know-how, in part by entering into confidentiality agreements with such persons, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

         Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce any patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the scope and validity of the proprietary rights of others. In addition, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to the Company. See "Patents, Proprietary Rights and Licenses."

DEPENDENCE ON KEY PERSONNEL

         The Company's success depends in large part upon its ability to attract and retain highly qualified scientific and management personnel and consultants. The Company faces competition for such individuals from other companies, academic institutions, government entities and other organizations. See "Competition" and "Executive Officers and Directors."

NEED FOR IMPROVEMENTS IN PROCESS DEVELOPMENT; RELIANCE ON THIRD-PARTY MANUFACTURERS

         The Company currently does not have the capacity to manufacture its potential products, is dependent on contract manufacturers or collaboration partners for the production of its potential products for preclinical research and clinical trial purposes and expects to be dependent on such manufacturers or collaboration partners for commercial production. In the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially acceptable terms, it may not be able to commercialize its products as planned. The Company's dependence upon third parties for the manufacture of its potential products may adversely affect the Company's profit margins, if any, and its ability to develop and manufacture products on a timely and competitive basis. The Company's long-range objective is to establish internal manufacturing capabilities for certain of its potential products. However, the Company is not yet able to determine which of its potential products, if any, are appropriate for internal manufacturing.
The primary factors the Company will consider in making this determination include the availability and cost of third-party sources, the expertise required to manufacture the product and the anticipated manufacturing volume. The Company has no experience, however, in manufacturing pharmaceutical or other products or in conducting manufacturing testing programs required to obtain FDA and other regulatory approvals, and there can be no assurance that the Company will successfully develop such capabilities.

         For the Company's potential products which are at an early stage of development, the Company expects that it will need to improve or modify its existing process technologies and manufacturing capabilities. The Company cannot quantify the time or expense that may ultimately be required to improve or modify its existing process technologies, but it is possible that such time or expense could be substantial. Moreover, there can be no assurance that the Company will be able to implement any of these improvements or modifications successfully.

         The production of the Company's compounds is based in part on technology that the Company believes to be proprietary. The Company may license this technology to contract manufacturers to enable them to manufacture compounds for the Company. There can be no assurance that such manufacturers will abide by any use limitations or confidentiality restrictions in licenses with the Company. In addition, any such manufacturer may develop process technology related to the manufacture of the Company's compounds which it owns independently or jointly with the Company, which would increase the Company's reliance on such manufacturer or require the Company to obtain a license from such manufacturer in order to have its products manufactured. There can be no assurance that such license, if required, would be available on terms acceptable to the Company, if at all. See "Process Development and Manufacturing."

ABSENCE OF SALES AND MARKETING EXPERIENCE

         The Company has no experience in sales, marketing or distribution. The Company's strategy is to market and sell certain products directly in the United States and Canada and, to do so, the Company must develop a substantial marketing staff and sales force with technical expertise. The Company has entered into a collaboration agreement with Schering for the development and commercialization of INTEGRILIN(TM) (antithrombotic injection) on a worldwide basis. However, specific plans for implementation of this strategy with respect to the INTEGRILIN(TM) product are under development. The Company has not established specific plans for implementation of the Company's commercial strategy with respect to any of its other potential products. Implementation will depend in part on the market potential of any products the Company develops as well as on the Company's financial resources. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that the cost of establishing such a marketing staff or sales force will not exceed any product revenues, or that the Company's direct sales and marketing efforts will be successful. In addition, the Company competes with many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales efforts will compete successfully against such other companies. The Company intends to rely on co-promotion, corporate partner or other licensing arrangements for the marketing and sale of certain of its products and in certain geographic markets. There can be no assurance that the Company will be successful in establishing such arrangements, or that its licensees in these arrangements will result in the successful marketing and sales of the Company's products. See "Business Strategy" and "Competition."

RISK OF PRODUCT LIABILITY; ADEQUACY OF INSURANCE

         The testing, marketing and sale of human pharmaceutical products expose the Company to significant and unpredictable risks of product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. Such risks will exist even with respect to any products that receive regulatory approval for commercial sale. While the Company has obtained liability insurance for its products in clinical trials, there can be no assurance that it will be sufficient to satisfy any liability that may arise. There can be no assurance that adequate insurance coverage will be available in the future at acceptable cost, if at all, or that a product liability claim would not adversely affect the business or financial condition of the Company. See "Insurance."

VOLATILITY OF STOCK PRICE

         The market prices for securities of biopharmaceutical companies, including the Company, have historically been highly volatile and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, clinical trial results, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. The Company's securities are subject to a high degree of risk and volatility. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation has often been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition or results of operations. Investors should be aware that other investment opportunities, such as interest-bearing obligations, may result in a higher yield on investment and be less subject to fluctuation and risk of loss than an investment in the Company's Common Stock.

ANTITAKEOVER PROVISIONS

         The Company has a number of provisions in its charter documents that could have antitakeover effects. In January 1995, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan, commonly referred to as a "poison pill." In addition, the Company's Restated Certificate of Incorporation (the "Restated Certificate") does not permit cumulative voting. The Restated Certificate also includes a "Fair Price Provision" that requires the approval of the holders of 66 2/3% of the Company's voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of the Company's voting stock, except where disinterested Board or stockholder approval is obtained or certain minimum price criteria and other procedural requirements are met. In addition, the Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of, and issue shares of, Preferred Stock. These provisions, and other provisions of the Restated Certificate, the Company's bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

EXECUTIVE OFFICERS OF THE COMPANY

The names of COR's executive officers as of March 1, 1997 and certain information about them is set forth below:

NAME                              AGE      POSITION
----                              ---      --------
Vaughn M. Kailian                 52       President, Chief Executive Officer, and Director

Laura A. Brege                    39       Vice President, Finance and Chief Financial Officer

R. Lee Douglas, Jr.               45       Vice President, Corporate Development and Secretary

Charles J. Homcy, M.D.            48       Executive Vice President, Research and Development

Mark D. Perrin                    40       Executive Vice President, Commercial Operations

         Vaughn M. Kailian has served as President, Chief Executive Officer and a director of the Company since March 1990. From 1967 to 1990, Mr. Kailian was employed by Marion Merrell Dow, Inc., a pharmaceutical company, and its predecessor companies, in various general management, product development, marketing and sales positions. Mr. Kailian served as Corporate Vice President of Global Commercial Development, Marion Merrell Dow, Inc.; President and General Manager, Merrell Dow USA; Vice President, Marketing and Sales, Merrell Dow USA; and Vice President, Marketing and Sales of Merrell Dow, Europe, Africa and the Middle East. Mr. Kailian holds a B.A. from Tufts University.

         Laura A. Brege has served as Vice President, Finance and Chief Financial Officer of the Company since January 1992. During 1991, Mrs. Brege was Vice President, Finance and Chief Financial Officer of Computer Aided Service, Inc., a manufacturer and marketer of computer systems. From 1988 to 1990, she was Vice President, Finance and Chief Financial Officer of Flextronics, Inc., an electronics manufacturer. From 1982 to 1988, Mrs. Brege held various financial positions at The Cooper Companies, Inc., a multinational pharmaceutical and medical products company, last serving as Treasurer. She holds a B.S. from Ohio University and an M.B.A. from the University of Chicago.

         R. Lee Douglas, Jr., has served as Vice President, Corporate Development of the Company since March 1990, Chief Financial Officer from June 1990 to December 1991 and as Treasurer from March 1988 to May 1991. He became Secretary in May 1991. From the Company's inception until March 1990, Mr. Douglas served as President and a director of the Company. He holds a B.A. from the University of North Carolina at Charlotte and two masters degrees from Harvard University, including an M.B.A.

         Charles J. Homcy, M.D. has served as Executive Vice President, Research and Development of the Company since March 1995. From 1994 until he joined the Company, Dr. Homcy was President of the Medical Research Division of American Cyanamid-Lederle Laboratories, a pharmaceutical company. From 1990 until 1994, Dr. Homcy was Executive Director of the Cardiovascular and Central Nervous System Research Section at Lederle Laboratories, a pharmaceutical company. From 1991 to 1995, Dr. Homcy also served as an attending physician at The Presbyterian Hospital, College of Physicians and Surgeons, at Columbia University in New York. From 1979 to 1990, he was an attending physician at Massachusetts General Hospital and an Associate Professor of Medicine at Harvard Medical School. He received his B.A. and M.D. degrees from the Johns Hopkins University in Baltimore.

         Mark D. Perrin joined the Company as Executive Vice President, Commercial Operations in November 1995. From 1992 until he joined the Company, Mr. Perrin was Vice President, Marketing and Sales, of Burroughs Wellcome Company, a pharmaceutical company. From 1979 to 1992, Mr. Perrin held various sales and marketing positions at Lederle Laboratories/American Cyanamid Company, a pharmaceutical company, last serving as Vice

President and General Manager of Lederle Pharmaceuticals. He received his B.S. from Fordham University and a Masters of Management from Northwestern University.


ITEM 2.  PROPERTIES

         The Company leases facilities consisting of approximately 100,000 square feet of research laboratory and office space located in South San Francisco, California. The lease expires in 1999 and contains provisions for one five-year renewal option. The Company expects that its facilities will be adequate to serve its needs for the foreseeable future. The Company currently has no manufacturing facilities.


ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock (Nasdaq symbol "CORR") is traded in the over-the-counter market through the Nasdaq National Market. The following table presents quarterly information on the price range of the Company's Common Stock, indicating the high and low sale prices reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                               HIGH           LOW
                                               ----           ---
1995
        First Quarter                         $13.88         $ 9.50
        Second Quarter                        $19.50         $ 8.13
        Third Quarter                         $13.63         $ 8.63
        Fourth Quarter                        $12.50         $ 7.75


1996
        First Quarter                         $12.50         $ 8.38
        Second Quarter                        $11.88         $ 8.50
        Third Quarter                         $11.50         $ 7.00
        Fourth Quarter                        $11.63         $ 8.75


         As of March 3, 1997 there were approximately 345 holders of record of the Company's Common Stock. On March 3, 1997, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $9.38 per share.

Dividend Policy

         The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

         In October 1996, in connection with the extension of the agreement with Ortho, the Company sold 399,106 shares of common stock at $10.02 per share for an aggregate purchase price of $4,000,000 in a private placement to JJDC. See "Item 1. Business -- Relationship with Ortho Pharmaceutical Corporation." Such issuance was made without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below are derived from the audited financial statements of the Company, and are qualified by reference to such financial statements and the notes related thereto. The Company has not paid any dividends since its inception. The data set forth below should be read in conjunction with the financial statements and the notes related thereto.

                                                  YEARS ENDED DECEMBER 31,
                              --------------------------------------------------------------------
                                 1996          1995            1994          1993           1992
STATEMENT OF OPERATIONS DATA:
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues                $ 18,755       $ 31,850       $    522       $  2,545       $  1,667
Expenses:
Research and development        50,791         37,392         40,185         20,932         10,615
Marketing, general
and administrative               7,303          6,029          4,589          4,453          3,577
                              --------       --------       --------       --------       --------
Total expenses                  58,094         43,421         44,774         25,385         14,192
                              --------       --------       --------       --------       --------
Loss from operations           (39,339)       (11,571)       (44,252)       (22,840)       (12,525)
Interest income                  3,552          4,876          5,188          3,470          2,507
Interest expense                  (759)          (836)          (473)          (298)          (186)
                              --------       --------       --------       --------       --------
Net loss                      $(36,546)      $ (7,531)      $(39,537)      $(19,668)      $(10,204)
                              ========       ========       ========       ========       ========
Net loss per share            $  (1.86)      $  (0.39)      $  (2.07)      $  (1.27)      $  (0.86)
                              ========       ========       ========       ========       ========
Shares used in computing
net loss per share              19,636         19,360         19,091         15,480         11,816

                                                             DECEMBER 31,
                              -------------------------------------------------------------------------
                                   1996            1995            1994             1993          1992
                                   ----            ----            ----             ----          ----
BALANCE SHEET DATA:
                                                           (IN THOUSANDS)
Cash, cash equivalents
and short-term investments      $  53,134       $  84,834       $  94,432       $ 122,197       $ 49,097
Total assets                       71,245         100,906         106,367         130,356         53,841
Long-term obligations               3,365           4,574           4,669           3,108            826
Total liabilities                  20,803          18,669          19,636          11,192          5,247
Accumulated deficit              (128,058)        (91,512)        (83,981)        (44,444)       (24,776)
Stockholders' equity               50,442          82,237          86,731         119,164         48,594

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                  This document includes forward-looking statements which involve risks and uncertainties. Actual results of the Company's activities may differ significantly from the potential results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, those factors previously identified under the caption "Additional Risk Factors."

                  Since its inception, COR has focused on the discovery and development of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases. The Company has not generated any product revenues to date. The Company has been unprofitable since inception and has incurred a cumulative net loss of $128,058,000 during the period from inception to December 31, 1996. The Company expects to continue to incur substantial losses over the next several years. COR's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings.

                  The Company's most advanced product in clinical development is INTEGRILIN(TM) (antithrombotic injection). In April 1996, the Company submitted a New Drug Application ("NDA") to the United States Food and Drug Administration (the "FDA") seeking approval to market the INTEGRILIN(TM) product for use in helping to prevent acute cardiac ischemic complications in patients undergoing percutaneous transluminal coronary angioplasty ("PTCA"). INTEGRILIN(TM) was studied in this setting in IMPACT II, a large, multi-center Phase III clinical trial. The Company's worldwide partner for INTEGRILIN(TM), Schering-Plough Corporation ("Schering"), submitted a filing for this indication in Europe.

                  In February 1997, the FDA Cardiovascular and Renal Drugs Advisory Committee (the "Committee") considered the Company's filing in PTCA. The Committee concluded that the IMPACT II trial of the INTEGRILIN(TM) product had shown positive results as an adjunct therapy in helping to prevent acute cardiac ischemic complications in patients undergoing PTCA. However, because the Committee also decided that the results of the IMPACT II trial alone were not sufficient to forego the FDA's customary requirement of two positive clinical trials prior to the approval of a new drug, the Committee recommended against approval of INTEGRILIN(TM) at this time. The Company has received an action letter from the FDA regarding the NDA. The not-approvable letter identifies clinical and technical issues that need to be resolved, including the FDA's conclusion that IMPACT II was not sufficiently robust as a single study to support approval. In its letter, the FDA noted that a study in unstable angina is ongoing and that the data should be provided which may add support to the findings of the IMPACT II study. The Company has notified the FDA of the Company's intention to file an amendment addressing the issues cited. An amendment to the NDA would need to include data from PURSUIT, a Phase III trial of INTEGRILIN(TM) for use in connection with unstable angina/non-Q wave MI. Enrollment in the PURSUIT trial was completed in January 1997 and data are expected to be available later in 1997. There can be no assurance that INTEGRILIN(TM) or any of the Company's other products in development will receive marketing approval in any country on a timely basis or at all. If the Company is unable to demonstrate the safety or efficacy of INTEGRILIN(TM) to the satisfaction of the FDA or other regulatory authorities, the Company's business, financial condition and results of operations would be materially adversely affected.

                  The Company also has collaboration agreements with Ortho Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson, and Kyowa Hakko Kogyo, Co., Ltd. In late 1996, the Company and Ortho extended the collaboration agreement for one or two years. Collaborative research under a collaboration agreement with Eli Lilly and Company ("Lilly") ended in April 1996 and in late 1996, the Company and Lilly amended the agreement related to transfer of certain rights and aspects of the collaboration that continue after completion of the collaborative research.

RESULTS OF OPERATIONS

                  Total revenues have fluctuated significantly during the three years ended December 31, 1996. Total revenues decreased to $18,755,000 in 1996 from $31,850,000 in 1995. Revenues for 1995 included $19,500,000 of a one-time license fee relating to the Company's agreement with Schering. Contract revenues in 1996 and 1995 resulted primarily from research and development activities associated with the agreement with Schering, including safety-related milestone payments pertaining to the conduct of clinical studies of INTEGRILIN(TM) (antithrombotic injection) of $9,000,000 and $6,000,000, respectively. Contract revenues in 1996 also included a milestone payment of $3,000,000 from Schering in connection with the European regulatory filing of the INTEGRILIN(TM) product. Contract revenues of $522,000 in 1994 were recognized in connection with the Company's collaboration with Ortho. Contract revenues fluctuate based on the timing and performance requirements of the contracts. The Company expects contract revenues to continue to fluctuate in the future.

                  Research and development expenses were $50,791,000 in 1996 as compared to $37,392,000 in 1995 and $40,185,000 in 1994. The increase in 1996 as compared to 1995 resulted from the continuing activities of the PURSUIT trial, as well as from higher staffing levels and increased research activities. Research and development expenses decreased in 1995 as compared to 1994 primarily due to the timing of costs associated with the IMPACT II trial, as well as, to a lesser extent, additional Phase II clinical trials for the INTEGRILIN(TM) product. The Company expects that research and development expenses may increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, clinical trials of potential products, including INTEGRILIN(TM).

                  Marketing, general and administrative expenses increased by $1,274,000, or 21%, in 1996 as compared to 1995 and $1,440,000, or 31%, in 1995 as compared to 1994, primarily due to increases in staffing and administrative expenses related to general corporate activities. The Company expects marketing, general and administrative costs to continue to increase significantly over the next several years.

                  Interest income decreased by $1,324,000 in 1996 as compared to 1995 and by $312,000 in 1995 as compared to 1994, primarily due to decreased average cash and investment balances in 1996 as compared to 1995 and 1995 as compared to 1994. Interest expense decreased by $77,000 in 1996 as compared to 1995 and increased by $363,000 in 1995 as compared to 1994 reflecting the change in the average balance of property and equipment financings outstanding.

                  The Company incurred a net operating loss of $36,546,000 in 1996 and, accordingly, no provision for federal or state income taxes was recorded. At December 31, 1996, COR had federal net operating tax loss carryforwards of approximately $119,000,000. The Company's ability to use its net operating loss carryforwards may be subject to an annual limitation in future periods. The Company believes, however, that this limitation will not have a material impact on its future operating results.

LIQUIDITY AND CAPITAL RESOURCES

                   The Company had available cash, cash equivalents and short-term investments of $53,134,000 at December 31, 1996. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and credit risk. At December 31, 1996, the Company had approximately $1,100,000 available under a capital lease line. The Company has funded its operations primarily through public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings.

                  Net cash used for operating activities and additions to capital equipment increased to $35,413,000 in 1996 from $12,850,000 in 1995, reflecting the receipt in 1995 of a $20,000,000 one-time license fee in connection with the Company's collaboration agreement with Schering. The Company anticipates that its expenditures for operating activities and additions to capital equipment will increase in future periods. The timing of these expenditures may vary from period to period depending on the timing and phase of, and indications pursued in, clinical trials of potential products, including INTEGRILIN(TM) (antithrombotic injection). Cash provided by financing activities of $3,927,000, $1,091,000 and $10,715,000 in 1996, 1995 and 1994, respectively, resulted primarily from the issuance of common stock pursuant to the collaboration agreement with Ortho and the net effect of property and equipment financing.

                  The Company expects its cash requirements will increase in future years due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations at least into 1998. However, the Company's capital requirements may change depending on numerous factors including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures may be dependent on the establishment and maintenance of collaboration relationships with other companies, the availability of financing and other factors. The Company will need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. In such event, the Company may need to delay or curtail its research and development activities to a significant extent.

                  The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, obtaining and enforcing patents important to the Company's business, the lengthy and expensive regulatory approval process and possible competition from other products. Even if the Company's potential products appear promising at various stages of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
COR Therapeutics, Inc.

                  We have audited the accompanying balance sheets of COR Therapeutics, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COR Therapeutics, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                        ERNST & YOUNG LLP

Palo Alto, California
January 23, 1997

                             COR THERAPEUTICS, INC.
                                 BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS

                                                                                December 31,
                                                                        ----------------------------
                                                                           1996             1995
                                                                        ----------       -----------
Current assets:
     Cash and cash equivalents                                          $   2,615       $      5,463
     Short-term investments                                                50,519             79,371
     Contract receivables                                                   7,644              4,374
     Other current assets                                                   3,420              3,621
                                                                        ---------       ------------
        Total current assets                                               64,198             92,829

Property and equipment, net                                                 7,047              8,077
                                                                        ---------       ------------
                                                                        $  71,245       $    100,906
                                                                        =========       ============


                                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $   1,398       $      1,555
     Accrued compensation                                                   1,495              1,928
     Accrued development costs                                              7,830              5,759
     Deferred revenue                                                       2,900                500
     Other accrued liabilities                                                994              1,986
     Long-term debt--current portion                                        1,157              1,321
     Capital lease obligations--current portion                             1,664              1,046
                                                                        ---------       ------------
        Total current liabilities                                          17,438             14,095
Long-term debt--noncurrent portion                                            644              1,801
Capital lease obligations--noncurrent portion                               2,721              2,773
Commitments
Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares                      --                 --
     authorized
     Common stock, $.0001 par value; 40,000,000 shares authorized;
       shares issued and outstanding: 20,009,918
        and 19,428,749 at December 31, 1996 and 1995
        respectively                                                            2                  2
     Additional paid-in capital                                           178,680            173,728
     Deferred compensation                                                   (249)              (262)
     Unrealized gains on short-term investments                                67                281
     Accumulated deficit                                                 (128,058)           (91,512)
                                                                        ---------       ------------
        Total stockholders' equity                                         50,442             82,237
                                                                        ---------       ------------
                                                                        $  71,245       $    100,906
                                                                        =========       ============


                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                             STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                        Year Ended December 31,
                                                --------------------------------------
                                                  1996           1995           1994
                                                --------       --------       --------
Revenues
     License fee                                $   --         $ 19,500       $     --
     Contract revenues                            18,755         12,350            522
                                                --------       --------       --------
            Total revenues                        18,755         31,850            522

Expenses
     Research and development                     50,791         37,392         40,185
     Marketing, general and administrative         7,303          6,029          4,589
                                                --------       --------       --------
            Total expenses                        58,094         43,421         44,774
                                                --------       --------       --------

Loss from operations                             (39,339)       (11,571)       (44,252)

Interest income                                    3,552          4,876          5,188
Interest expense                                    (759)          (836)          (473)
                                                --------       --------       --------

Net loss                                        $(36,546)      $ (7,531)      $(39,537)
                                                ========       ========       ========

Net loss per share                              $  (1.86)      $  (0.39)      $  (2.07)
                                                ========       ========       ========

Shares used in computing
     net loss per share                           19,636         19,360         19,091
                                                ========       ========       ========

                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                      (in thousands, except share amounts)

                                                                                          Unrealized
                                                             Additional                  Gains (Losses)                    Total
                                                  Common      Paid-in       Deferred     On Short-term   Accumulated   Stockholders'
                                                   Stock      Capital     Compensation    Investments      Deficit        Equity
                                                ----------  -----------  -------------  --------------  -------------  -------------
Balances at December 31, 1993                      $ 2       $164,086       $(480)       $  --          $ (44,444)        $ 119,164
Issuance of 533,333 shares of common
  stock, net of issuance costs of $23,000           --          7,977        --             --               --               7,977
Issuance of 179,039 shares of common
  stock upon exercise of stock options and
  pursuant to the Employee Stock Purchase Plan      --            669        --             --               --                 669
Deferred compensation related to stock
  awards of 12,900 shares of common
  stock, net of amortization                        --            211        (113)          --               --                  98
Amortization of deferred compensation
  related to grant of stock options                 --           --           240           --               --                 240
Unrealized losses on available-for-sale
  short-term investments                            --           --          --           (1,880)            --              (1,880)
Net loss                                            --           --          --             --            (39,537)          (39,537)
                                                    --       --------       -----        -------        ---------         ---------
Balances at December 31, 1994                        2        172,943        (353)        (1,880)         (83,981)           86,731
Issuance of 169,838 shares of common
  stock upon exercise of stock options and
  pursuant, net, to the Employee Stock Purchase
  Plan                                              --            531        --             --               --                 531
Deferred compensation related to stock
  awards of 23,292 shares of common
  stock, net of amortization                        --            254         (89)          --               --                 165
Amortization of deferred compensation
  related to grant of stock options                 --           --           180           --               --                 180
Unrealized gains on available-for-sale
   short-term investments                           --           --          --            2,161             --               2,161
Net loss                                            --           --          --             --             (7,531)           (7,531)
                                                    --       --------       -----        -------        ---------         ---------
Balances at December 31, 1995                        2        173,728        (262)           281          (91,512)           82,237
Issuance of 156,876 shares of common
  stock, net, upon exercise of stock options and
  pursuant to the Employee Stock Purchase Plan      --            682        --             --               --                 682
Deferred compensation related to stock
  awards of 25,187 shares of common
  stock, net of cancellations and amortization      --            270          13           --               --                 283
Unrealized losses on available-for-sale
   short-term investments                           --           --          --             (214)            --                (214)
Issuance of 399,106 shares of common stock          --          4,000        --             --               --               4,000
Net loss                                            --           --          --             --            (36,546)          (36,546)
                                                    ==       ========       =====        =======        =========         =========
Balances at December 31, 1996                      $ 2       $178,680       $(249)       $    67        $(128,058)        $  50,442
                                                    ==       ========       =====        =======        =========         =========

                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                             STATEMENT OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                                      Year Ended December 31,
                                                             -----------------------------------------
                                                                1996            1995            1994
                                                             ---------       ---------       ---------
Cash flows provided by (used in) operating activities:
     Net loss                                                $ (36,546)      $  (7,531)      $ (39,537)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                          3,593           3,546           2,119
          Amortization of deferred compensation                    283             345             338
          Changes in assets and liabilities:
            Contract receivables                                (3,270)         (4,374)           --
            Other current assets                                   201            (601)         (1,168)
            Other assets                                          --              --                13
            Accounts payable                                      (157)            188             726
            Accrued compensation                                  (433)            716             290
            Accrued development costs                            2,071          (3,155)          5,173
            Deferred revenue                                     2,400             500            --
            Other accrued liabilities                             (992)            224             186
                                                             ---------       ---------       ---------
              Total adjustments                                  3,696          (2,611)          7,677
                                                             ---------       ---------       ---------
              Net cash used in operating                       (32,850)        (10,142)        (31,860)
                activities
                                                             ---------       ---------       ---------

Cash flows provided by (used in) investing activities:
     Purchases of short-term investments                       (39,725)        (81,594)        (55,504)
     Sales of short-term investments                            48,963          70,178          47,675
     Maturities of short-term investments                       19,400          26,000          20,000
     Additions to property and equipment                        (2,563)         (2,708)         (4,740)
                                                             ---------       ---------       ---------
              Net cash provided by investing                    26,075          11,876           7,431
                activities
                                                             ---------       ---------       ---------

Cash flows provided by (used in) financing activities:
     Proceeds from long-term debt                                 --              --             2,239
     Principal payments on long-term debt                       (1,321)         (1,199)           (946)
     Proceeds from capital lease obligations                     1,854           2,463           1,134
     Principal payments under capital lease                     (1,288)           (704)           (358)
     obligations
     Issuance of common stock                                    4,682             531           8,646
                                                             ---------       ---------       ---------
               Net cash provided by financing                    3,927           1,091          10,715
                 activities
                                                             ---------       ---------       ---------

Net increase (decrease) in cash and cash                        (2,848)          2,825         (13,714)
  equivalents

Cash and cash equivalents at beginning of the                    5,463           2,638          16,352
  period
                                                             ---------       ---------       ---------
Cash and cash equivalents at end of the period               $   2,615       $   5,463       $   2,638
                                                             =========       =========       =========


Supplemental schedule of non-cash financing activities:
     Cash paid during the year for interest                  $     759       $     836      $     4 73
                                                             =========       =========       =========

                             See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  COR Therapeutics, Inc. (the "Company") was incorporated in Delaware on February 4, 1988. The Company was organized to engage in the discovery, development and commercialization of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases.

Cash, investments and credit risk

                  Cash and cash equivalents consist of cash held in U.S. banks, time deposits and other highly liquid investments with maturities of 90 days or less. Cash equivalents are readily convertible into cash and have insignificant interest rate risk. The Company's investment policy stipulates that a diversified portfolio be maintained and invested in a manner appropriate for the Company's primary business operations. The policy defines investment objectives to provide optimal investment return within constraints to optimize safety and liquidity.

Securities available-for-sale

                  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities have been classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

Property and equipment

                  Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally three to four years, using the straight-line method. Assets under capitalized leases are amortized over the shorter of the lease term or life of the asset. Property and equipment consists of the following:

                                                           December 31,
                                                     ------------------------
(in thousands)                                         1996            1995
--------------                                       --------        --------
Machinery and equipment                              $ 10,379        $  8,699
Office furniture and fixtures                             738             706
Leasehold improvements                                  9,753           8,902
                                                     --------        --------
                                                       20,870          18,307
Less accumulated depreciation and amortization        (13,823)        (10,230)
                                                     --------        --------
Property and equipment, net                          $  7,047        $  8,077
                                                     ========        ========

Revenues

                  Revenues consist of license fees and contract revenues, including grants. Grant and contract revenues are recorded as earned based on the performance requirements of the contracts, while related costs are expensed as incurred. Payments received in advance are recorded as deferred revenue until earned. For the years ended December 31, 1996, 1995 and 1994, grant-related revenues were approximately $85,000, $100,000 and $22,000, respectively, and grant-related costs, which are included in research and development expenses, were approximately $174,000, $165,000 and $43,000, respectively.

Net loss per share

                  Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation as their effect is antidilutive.

Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for stock-based compensation

                  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed in Note 6 below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Reclassification

                  The Company has reclassified certain prior year balances to conform to current year presentation.


2. COLLABORATION AGREEMENTS

Collaboration agreement with Schering-Plough Corporation

                  In April 1995, the Company entered into a collaboration agreement with Schering Corporation and Schering-Plough Corporation (collectively, "Schering") to develop and commercialize INTEGRILIN(TM) (antithrombotic injection) on a worldwide basis. Under the terms of the agreement, COR received a one-time license fee of $20,000,000 in 1995 and will receive approximately $100,000,000 in milestone payments if specified development goals are achieved. The Company recorded $3,000,000 of such milestone payments were in 1996. In addition, contract revenues in 1996 and 1995 included safety-related milestone payments pertaining to the conduct of clinical studies of the INTEGRILIN(TM) product of $9,000,000 and $6,000,000, respectively. Schering participates in and shares the costs of developing INTEGRILIN(TM). Both parties have the right to co-promote and share profits, if any, in the United States and Canada. Schering has the right to launch INTEGRILIN(TM) in Europe and would pay the Company royalties for a specified initial period, after which the Company would have the right to co-promote and share profits, if any. Schering also will assist the Company in developing, training and providing experience for a United States cardiovascular sales force. Under the terms of the agreement, both parties have certain rights to terminate. Until 30 days after certain key data are received from the PURSUIT trial, Schering may elect to terminate the agreement. In the event of such termination: (i) COR would reacquire all rights to all INTEGRILIN(TM) products subject to a royalty to Schering, (ii) Schering would be relieved of its obligation to pay development costs incurred after June 30, 1997 except for certain specified development costs where Schering will have the continuing obligation to pay ongoing costs incurred by COR (subject to the obligation of COR to repay certain of such costs under certain circumstances), and (iii) Schering could exercise an option to obtain certain rights to a specified COR research program. COR recognized 18,635,000 in contract revenue in 1996 ($11,750,000 in 1995) under this agreement with Schering, representing 99% and 95% of total contract revenues in 1996 and 1995, respectively. If these revenues were discontinued, the Company's ability to pursue the development or commercialization of INTEGRILIN(TM) (antithrombotic injection) could be severely limited. Expenses incurred under the agreement, including Company-sponsored development costs, were approximately $29,950,000 in 1996 ($11,400,000 in 1995).

Collaboration agreement with Ortho Pharmaceutical Corporation

                  In December 1993, the Company and Ortho Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson, entered into a collaboration agreement focusing on the joint development and commercialization of novel pharmaceuticals that may result from certain collaboration research. The Company and Ortho each provided a significant level of specified internal resources to the collaboration research over the initial three-year research term. In late 1996, Ortho exercised its option to extend the research term for one or two years.

                   If products result from the research, Ortho will make development milestone payments to the Company. Both the Company and Ortho may participate in development of products under the collaboration, share equally in the development costs, participate in the commercialization of co-developed products and share equally in worldwide profits or losses from such co-developed products. If either party decides not to participate in the development of a product under the collaboration, that party would receive royalties based on product sales.

                  In connection with the collaboration with Ortho, in January 1994, the Company sold to Johnson & Johnson Development Corporation ("JJDC"), a subsidiary of Johnson & Johnson, 533,333 shares of common stock at $15.00 per share for an aggregate purchase price of $8,000,000 in a private placement. In October 1996, Ortho exercised its option to extend the term of the agreement, and pursuant to the terms of the original agreement, the Company sold JJDC an additional 399,106 shares of common stock at $10.02 per share for an aggregate purchase price of $4,000,000, also in a private placement. In connection with the extension of the agreement, Ortho paid the Company $2,400,000 in 1996 for research to be performed during the remaining term of the contract.

                  The Company recognized $35,000, $500,000 and $500,000 in revenues under this agreement during the years ended December 31, 1996, 1995 and 1994, respectively, representing approximately 1%, 2% and 96% of total revenue in those years.

Collaboration agreement with Kyowa Hakko Kogyo Co., Ltd.

                  In 1992, the Company entered into a collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko"), a Japanese pharmaceutical company. During the three-year research phase of the agreement, the Company and Kyowa Hakko collaborated on the discovery and development of potential leads and committed significant internal resources to all phases of research. The companies have also agreed to share specific future development and commercialization rights and responsibilities. In late 1995, this agreement was extended for another two years.

Collaboration agreement with Eli Lilly and Company

                  Collaborative research under a collaboration agreement with Eli Lilly and Company ("Lilly") ended by the terms of the agreement in April 1996. Under the terms of a November 1996 amendment, the Company now has the exclusive right to develop and commercialize certain compounds, subject to a royalty to Lilly. In addition, under the terms of the amendment, the Company has the exclusive right to research, develop and commercialize certain potential oral compounds, also subject to a royalty to Lilly. Under the original agreement and the amendment between the parties, COR and Lilly have shared rights with respect to all other compounds which were the subject to the collaborative research.

3.  FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                  Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

                  Short-term investments: Available-for-sale securities consist of marketable debt securities and are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The fair values are based on quoted market prices.

         At December 31, 1996, available-for-sale securities, which include cash equivalents with an amortized cost and estimated fair value of $2,053,000, were as follows:

                                    Amortized      Unrealized      Unrealized    Estimated
(in thousands)                        Cost            Gains          Losses      Fair Value
-------------------------------------------------------------------------------------------
U.S. Government Securities           $29,411          $ 63          $(12)         $29,462
Corporate Debt Securities             23,094            38           (22)          23,110
                                     -------          ----           ----         -------
                                     $52,505          $101          $(34)         $52,572
                                     =======          ====          ====          =======


         During the year ended December 31, 1996, the Company sold available-for-sale investments with a fair value of $48,963,000, resulting in gross realized gains of $38,000 and gross realized losses of $232,000.

         The amortized cost and estimated fair value of available-for-sale securities held as available for sale at December 31, 1996, by contractual maturity, were as follows:

                                         Amortized     Estimated
(in thousands)                              Cost      Fair Value
----------------------------------------------------------------
Due in one year or less                   $15,171       $15,196
Due after one year through three years     37,334        37,376
                                          -------       -------
                                          $52,505       $52,572
                                          =======       =======


         At December 31, 1995, available-for-sale securities, which include cash equivalents with an amortized cost and estimated fair value of $5,987,000, were as follows:

                                 Amortized    Unrealized       Unrealized       Estimated
(in thousands)                      Cost        Gains            Losses         Fair Value
------------------------------------------------------------------------------------------
U.S. Government Securities        $36,299         $324           $  --            $36,623
Corporate Debt Securities          48,778          121            (164)            48,735
                                  -------         ----           -----            -------
                                  $85,077         $445           $(164)           $85,358
                                  =======         ====           =====            =======


         During the year ended December 31, 1995, the Company sold available-for-sale investments with a fair value of $70,178,000, resulting in gross realized gains of $283,000 and gross realized losses of $584,000.

         Long and short-term debt: The carrying amounts of the Company's borrowings under its secured debt agreements approximate their fair value. The fair values of the Company's debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

4.  LONG-TERM DEBT

         Long-term debt consists of various secured obligations relating to the purchase of property and equipment. Such notes are secured by the underlying property and equipment and bear interest at approximately 10.5% to 13.5% per annum and are payable in monthly installments over 48 months.

         At December 31, 1996, the aggregate long-term debt maturities were $1,157,000 and $644,000 in 1997 and 1998, respectively.

5.  LEASE OBLIGATIONS

         The Company leases office and laboratory facilities and equipment. Rent expense for operating leases was approximately $1,212,000 in 1996, $1,012,000 in 1995, and $859,000 in 1994. Future minimum lease payments under noncancelable leases are as follows:


                                                    Capital     Operating
                                                    Leases       Leases
                                                    -------     ---------
                                                       (in thousands)

  1997                                              $ 2,062     $ 1,022
  1998                                                1,668       1,037
  1999                                                1,068         864
  2000                                                  322          --
                                                    -------     ---------
Total minimum lease payments                          5,120     $ 2,923
                                                                ---------
Less amount representing interest                      (735)
                                                    -------
Present value of future lease payments                4,385
Less current portion                                 (1,664)
                                                    --------
Noncurrent portion of capital lease obligations     $ 2,721
                                                    ========

         At December 31, 1996, approximately $1,100,000 was available to the Company under equipment financing lease lines which expire in July 1997.

         At December 31, 1996 and 1995, the aggregate cost of property and equipment under capital leases totaled $5,035,000 and $5,855,000, with accumulated amortization of $2,777,000 and $2,437,000, respectively.


6. STOCKHOLDERS' EQUITY

  Stock option plans

         During 1988, the Company adopted an Employee Stock Option Plan and a Consultant Stock Option Plan (the "1988 Plans"). In 1991, these Plans were terminated and the Board of Directors adopted the 1991 Equity Incentive Plan (the "1991 Plan"). Under these Plans, incentive and non-qualified options were granted to employees and consultants at exercise prices not less than the fair market value of the Company's common stock on the date of grant. All options granted under these Plans become exercisable pursuant to the applicable terms of the grant.

         In 1991, the Board of Directors adopted the 1991 Equity Incentive Plan under which stock options and stock awards may be granted to employees or consultants of the Company. Options generally vest over 60 months and are exercisable to the extent vested. As of December 31, 1996, options to purchase approximately 2,152,720 shares were vested and exercisable, aggregating approximately $18,199,000 (options to purchase 923,000 shares aggregating approximately $11,805,000 in 1995) under these Plans.

         In 1994, the Board of Directors adopted the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), which provides for the non-discretionary grant of non-qualified options to those members of the Board of Directors who are neither employees nor consultants to the Company. An aggregate of 200,000 shares of common stock was authorized for issuance under the Directors' Plan. Options granted under the Directors' Plan vest over a period of 60 months. At December 31, 1996, 58,749 shares were vested and exercisable (33,749 shares at December 31, 1995) and 75,000 remained available for future grant under the Directors' Plan. No options were granted under this Plan in 1996.

         Activity under these plans is as follows:


                                                                                        Options Outstanding
                                                Options          ----------------------------------------------------------------
                                                Available                        Weighted
                                                   For           Number of       Average            Price Per
                                                  Grant            Shares     Exercise Price          Share            Aggregate
                                                ---------        ---------    --------------       ------------       -----------
Balance at 12/31/93                               376,105        2,296,631         $ 7.01          $ .10-$16.25       $16,136,000
Stock awards                                      (12,900)              --             --                    --                --
Additional shares authorized                      800,000               --             --                    --                --
Options granted                                  (492,200)         492,200          13.07           9.75- 15.88         6,613,000
Options forfeited                                  42,384          (56,510)         10.36            .30- 15.00         (593,000)
Options exercised                                      --         (128,892)          1.33            .10- 13.25         (175,000)
                                                ---------        ---------         ------          ------------       -----------
Balance at 12/31/94                               713,389        2,603,429           8.39            .10- 16.25        21,981,000
Stock awards                                      (23,292)              --             --                    --                --
Additional shares authorized                      500,000               --             --                    --                --
Options granted                                  (993,500)         993,500          12.27           9.19- 15.38        12,190,000
Options forfeited                                  53,275          (73,226)         10.28            .30- 15.88         (753,000)
Options exercised                                      --         (110,612)          0.35            .10-  9.75          (41,000)
                                                ---------        ---------         ------          ------------       -----------
Balance at 12/31/95                               249,872        3,413,091           9.68            .10- 16.25        33,377,000
Stock awards                                      (25,678)              --             --                    --                --
Additional shares authorized                    1,500,000               --             --                    --                --
Options granted                                  (857,000)         857,000           9.22           8.56- 11.38         7,901,000
Options forfeited                                 303,856         (303,856)         13.28           5.25- 15.88        (4,072,000)
Options exercised                                      --          (77,600)          0.41            .10-  8.25           (37,000)
                                                ---------        ---------         ------          ------------       -----------
Balance at 12/31/96                             1,171,050        3,888,635         $ 9.45          $ .10-$16.25       $37,169,000
                                                =========        =========         ======          ============       ===========


         The Company recorded $270,000, $254,000, and $211,000 in deferred compensation for stock awards of 25,678, 23,292 and 12,900 shares of common stock for years ended December 31, 1996, 1995 and 1994, respectively. The weighted average fair market value of these stock awards on the date of grant was $8.56 in 1996 and $12.38 in 1995.

Stock purchase plan

         In 1991, the Board of Directors adopted the 1991 Employee Stock Purchase Plan (the "SPP") providing for the issuance of up to 25,000 shares of common stock pursuant to the SPP. Essentially all employees may participate and contribute up to 15% of compensation to purchase common stock at 85% of its fair market value at certain specified dates. During 1996, 1995 and 1993, an additional 300,000, 200,000 and 75,000 shares of common stock were authorized, respectively, for issuance pursuant to the SPP. During the three years ended December 31, 1996, 1995 and 1994, 80,276 shares, 59,226 shares, and 50,147 shares of common stock, respectively, were issued pursuant to the SPP, at prices ranging between $7.28 and $12.75.

Pro forma valuation of options

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee" (APB 25) and related Interpretations in accounting for its employee stock options (see Note 1). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options granted after December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively; risk-free interest rates of 6.63% and 6.06%; no dividends paid; volatility factors of the expected market price of the Company's common stock of 0.79 and 0.73; and a weighted-average expected life of the option of 5 years. The effects of applying FAS 123 for the recognition of compensation expense and provision of pro forma disclosures in 1996 and 1995 are not likely to be representative of the effects on reported and pro forma net income in future years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for the earnings per share information):


                                                         1996                 1995
                                                       --------            --------
                Pro forma net loss                     $(40,967)           $(10,585)

                Pro forma loss per share               $  (2.09)           $  (0.55)

        The following table summarizes information about stock options outstanding at December 31, 1996:

                                       Options Outstanding                               Options Exercisable
                      -------------------------------------------------------    -------------------------------------
                                               Weighted
                      Number of Options        Average            Weighted        Number of Options        Weighted
Range of              Outstanding as of       Remaining            Average        Exercisable as of        Average
Exercise Prices       December 31, 1996    Contractual Life    Exercise Price     December 31, 1996     Exercise Price
----------------      -----------------    ----------------    --------------     -----------------     --------------
$00.00 -- $ 5.25           746,216                 3.06             $ 0.68            748,216              $ 0.68
$ 8.56 -- $ 9.91           819,768                 8.92               9.06            125,260                9.38
$10.00 -- $12.00         1,056,868                 7.36              11.26            559,891               11.49
$12.06 -- $14.50           815,584                 7.53              12.82            404,683               13.00
$14.75 -- $16.25           450,200                 6.47              15.28            316,670               15.24
                         ---------                 ----             ------          ---------              ------
                         3,888,635                 6.82             $ 9.45          2,152,720              $ 8.46
                         =========                 ====             ======          =========              ======

Common shares reserved for future issuance

         As of December 31, 1996, 5,151,633 common shares were reserved for future issuance under the option and stock purchase plans.

7. INCOME TAXES

         At December 31, 1996, the Company had available net operating loss carryforwards for federal income tax purposes of approximately $119,000,000. The tax loss carryforwards, if not utilized to offset taxable income in future periods, expire between the years 2003 and 2011.

         Significant components of the Company's deferred tax assets and liabilities for federal income taxes as of December 31, 1996, 1995, and 1994, were as follows:

Deferred tax assets:

                                                      1996                1995                1994
                                                      ----                ----                ----
Net operating loss carryforwards                  $ 40,800,000        $ 30,200,000        $ 28,000,000
Capitalized research and development                 6,900,000           5,600,000           4,900,000
Research and development credits
         (expiring between 2003 and 2011)            5,700,000           4,600,000           4,200,000
Other, net                                           4,500,000           4,400,000           2,300,000
                                                  ------------        ------------        ------------
Net deferred tax assets                             57,900,000          44,800,000          39,400,000
Valuation allowance for deferred tax assets        (57,900,000)        (44,800,000)        (39,400,000)
                                                  ------------        ------------        ------------
         Deferred tax assets                      $         --        $         --        $         --
                                                  ============        ============        ============

         The valuation allowance for deferred tax assets increased by $20,850,000 during the year ended December 31, 1994. Approximately $1,700,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

         Because of "change of ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss and credit carryforwards may be subject to an annual limitation regarding utilization against taxable income in future periods.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

        The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 20, 1997 (the "Proxy Statement"), to be filed by the Company with the Securities and Exchange Commission.

IDENTIFICATION OF EXECUTIVE OFFICERS

         The information required by this Item concerning the Company's executive officers is set forth in Part I of this Report.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  INDEX TO FINANCIAL STATEMENTS

                                                                      Page in
                                                                      Form 10-K
                                                                      ---------
            Report of Ernst & Young LLP, Independent Auditors             34
            Balance Sheets at December 31, 1996 and 1995                  35
            Statement of Operations for the years ended
              December 31, 1996, 1995 and 1994                            36
            Statement of Stockholders' Equity for the years ended
              December 31, 1996, 1995 and 1994                            37
            Statement of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994                            38
            Notes to Financial Statements                                 39

          All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

      2.  EXHIBITS

      Number
      ------
      3.1          (14)        Restated Certificate of Incorporation of the
                               Registrant.

      3.2           (2)        By-laws of the Registrant.

      4.1                      Reference is made to Exhibits 3.1 and 3.2.

      4.2           (2)        Information, Registration Rights and Right of
                               First Refusal Agreement among the Registrant and
                               other parties named therein, as amended as of May
                               15, 1991.

      4.3           (2)        Side by Side Agreement among the Registrant and
                               the other parties named therein.

      4.4          (11)        Registrant's Preferred Share Purchase Rights
                               Agreement, dated as of January 23, 1995, between
                               the Registrant and Chemical Trust Company of
                               California.

     *10.1          (2)        Form of Indemnification Agreement between the
                               Registrant and its directors, executive officers
                               and officers.

     *10.2          (2)        Registrant's 1988 Employee Stock Option Plan and
                               related agreements.

     *10.3          (2)        Registrant's 1988 Consultant Stock Option Plan
                               and related agreements.

    ++10.4          (2)        License Agreement, dated February 3, 1989,
                               between the Registrant and the Regents of the
                               University of California.

    ++10.5          (2)        Exclusive License Agreement and Bailment between
                               the Registrant and the Regents of the University
                               of California, dated May 14, 1991.

    ++10.6          (2)        License Agreement, dated November 1, 1989,
                               between the Registrant and the Oklahoma Medical
                               Research Foundation.

    ++10.7          (2)        Research, Option and License Agreement between
                               the Registrant and Eli Lilly and Company.

      10.8          (2)        Lease Agreement, dated September 23, 1988, as
                               amended August 30, 1989 and Lease Rider, dated
                               September 23, 1988, between the Registrant and NC
                               Land Associates Limited Partnership.

      Number
      ------

      10.9          (2)        Form of Patent, Copyright and Nondisclosure
                               Agreement entered into by the Registrant with
                               each of its officers and certain employees.

      10.10         (2)        Form of Consultants and Advisors Proprietary
                               Information and Inventions Agreement entered into
                               by the Registrant with certain scientific
                               consultants to the Registrant.

      10.11         (1)        Form of Scientific Advisor Agreement between the
                               Registrant and certain scientific advisors to the
                               Registrant.

      10.12         (2)        Form of Materials Transfer agreement used by the
                               Registrant in connection with collaboration
                               research projects.

      10.13         (2)        Form of Mutual Confidentiality Agreement used by
                               the Registrant in connection with potential
                               business partners.

      10.14         (2)        Form of Consulting Agreement used by the
                               Registrant with certain consultants.

      10.15         (2)        Form of Consulting Agreement for Clinical
                               Advisors used by the Registrant with certain
                               clinical advisors to the Registrant.

      10.16         (2)        Form of Visitor Non-Disclosure Agreement used by
                               the Registrant and certain visitors to the
                               Registrant.

     *10.17         (1)        Forms of option agreements used under the
                               Registrant's 1991 Equity Incentive Plan.

     *10.18         (3)        Form of offering document used under the
                               Registrant's 1991 Employee Stock Purchase Plan.

     *10.19         (9)        Description of 1993 Incentive Pay Program.

     *10.20         (7)        Consulting Agreement, dated January 1, 1993,
                               between the Registrant and Lloyd Hollingsworth
                               Smith, Jr.

    ++10.21         (7)        Collaboration Research Agreement between the
                               Registrant and Kyowa Hakko Kogyo, Co., Ltd.

    ++10.22         (8)        Collaboration Agreement between Eli Lilly and
                               Company and the Registrant, dated May 28, 1993.

    ++10.23         (6)        Exclusive License between the Registrant and the
                               Regents of the University of California, dated
                               June 10, 1992.

    ++10.24         (9)        Collaboration Agreement between Ortho
                               Pharmaceutical Corporation and the Registrant,
                               dated December 21, 1993.

    ++10.25         (12)       Clinical Trial Research Agreement between the
                               Registrant and The Johns Hopkins University.

     *10.26                    Registrant's 1994 Non-employee Directors' Stock
                               Option Plan.

      10.27         (10)       Put and Stock Purchase Agreement between the
                               Registrant and Johnson & Johnson Development
                               Corporation, dated December 21, 1993.

      10.28         (12)       Consulting Agreement, dated March 17, 1988, as
                               amended effective September 28, 1994 between the
                               Registrant and Shaun R. Coughlin.

     *10.29 Registrant's 1991 Stock Purchase Plan, as amended.

     *10.30 Registrant's 1991 Equity Incentive Plan, as amended.

     *10.31         (12)*      Description of Registrant's 1994 Incentive Pay
                               Plan.

    ++10.32         (13)       Collaboration Agreement between Schering-Plough
                               Corporation and the Registrant, dated April 10,
                               1995.

      Number
      ------
     *10.33         (14)       Description of Registrant's 1995 Incentive Pay
                               Plan.

    ++10.34         (14)       Amendment No. 4 to Collaboration Agreement
                               between the Registrant and Kyowa Hakko Kogyo,
                               Co., Ltd., dated November 10, 1995.

     +10.35 Amendment No. 1 to Collaboration Agreement between Ortho Pharmaceutical Corporation and the Registrant, dated September 27, 1996.

     +10.36 Amendment No. 1 to Collaboration Agreement between Eli Lilly and Company and the Registrant, dated November 1996.

     +10.37 (i)                Amendment No. 1 to Collaboration Agreement
                               between Kyowa Hakko Kogyo, Co., Ltd., dated
                               May 9, 1994.

     +10.37 (ii)               Amendment No. 2 to Collaboration Agreement
                               between Kyowa Hakko Kogyo, Co., Ltd., dated
                               July 13, 1995.

     +10.37 (iii)              Amendment No. 3 to Collaboration Agreement
                               between Kyowa Hakko Kogyo, Co., Ltd., dated
                               August 1, 1995.

     +10.37 (iv)               Amendment No. 5 to Collaboration Agreement
                               between Kyowa Hakko Kogyo, Co., Ltd., dated
                               December 17, 1995.

     *10.38                    Description of Registrant's 1996 Incentive Pay
                               Plan.

      23.1                     Consent of Ernst & Young LLP, Independent
                               Auditors.

      24.1 Power of Attorney, Reference is made to the signature page.

      27.1                     Financial Data Schedule.

--------------------------------------------------------------------------------

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

++       Confidential treatment granted.

+        Confidential treatment requested.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Reg. No. 33-42912) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-40627) or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-43181) or amendments thereto and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1991 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1992 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated by reference herein.

(8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1993 and incorporated by reference herein.

(9) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993 and incorporated by reference herein.

(10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994 and incorporated by reference herein.

(11)     Filed as part of a report on Form 8-K dated January 23, 1995.

(12) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated by reference herein.

(13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated by reference herein.

(14) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated by reference herein.

         (b) REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed for the quarter ended December 31, 1996.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on the 28th day of March, 1997.

                                  COR THERAPEUTICS, INC.

                                  By  /s/ PETER S. RODDY
                                      -------------------------------
                                              Peter S. Roddy
                                      Director, Finance and Controller
                                       (Principal Accounting Officer)

POWER OF ATTORNEY

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter S. Roddy and Laura A. Brege, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                             TITLE                                 DATE
       ---------                             -----                                 ----

/s/ VAUGHN M. KAILIAN
---------------------
    Vaughn M. Kailian         President, Chief Executive Officer
                                and Director (Principal Executive Officer)         March 28, 1997

/s/ LAURA A. BREGE
---------------------
    Laura A. Brege            Vice President, Finance and Chief Financial
                                Officer (Principal Financial Officer)              March 28, 1997

/s/ PETER S. RODDY
---------------------
    Peter S. Roddy            Director, Finance and Controller
                                (Principal Accounting Officer)                     March 28, 1997

          SIGNATURE                           TITLE                   DATE
          ---------                           -----                   ----
/s/ SHAUN R. COUGHLIN
----------------------------------
    Shaun R. Coughlin                        Director             March 28, 1997


/s/ JAMES T. DOLUISIO
----------------------------------
    James T. Doluisio                        Director             March 28, 1997


/s/ JERRY T. JACKSON
----------------------------------
    Jerry T. Jackson                         Director             March 28, 1997


/s/ ERNEST MARIO
----------------------------------
    Ernest Mario                             Director             March 28, 1997


/s/ ROBERT R. MOMSEN
----------------------------------
    Robert R. Momsen                         Director             March 28, 1997


/s/ LLOYD HOLLINGSWORTH SMITH, JR.
----------------------------------
    Lloyd Hollingsworth Smith, Jr.           Director             March 28, 1997


/s/ WILLIAM H. YOUNGER, JR.
----------------------------------
    William H. Younger, Jr.                  Director             March 28, 1997

                                 EXHIBIT INDEX

      Number
      ------
      3.1          (14)        Restated Certificate of Incorporation of the
                               Registrant.

      3.2           (2)        By-laws of the Registrant.

      4.1                      Reference is made to Exhibits 3.1 and 3.2.

      4.2           (2)        Information, Registration Rights and Right of
                               First Refusal Agreement among the Registrant and
                               other parties named therein, as amended as of May
                               15, 1991.

      4.3           (2)        Side by Side Agreement among the Registrant and
                               the other parties named therein.

      4.4          (11)        Registrant's Preferred Share Purchase Rights
                               Agreement, dated as of January 23, 1995, between
                               the Registrant and Chemical Trust Company of
                               California.

     *10.1          (2)        Form of Indemnification Agreement between the
                               Registrant and its directors, executive officers
                               and officers.

     *10.2          (2)        Registrant's 1988 Employee Stock Option Plan and
                               related agreements.

     *10.3          (2)        Registrant's 1988 Consultant Stock Option Plan
                               and related agreements.

    ++10.4          (2)        License Agreement, dated February 3, 1989,
                               between the Registrant and the Regents of the
                               University of California.

    ++10.5          (2)        Exclusive License Agreement and Bailment between
                               the Registrant and the Regents of the University
                               of California, dated May 14, 1991.

    ++10.6          (2)        License Agreement, dated November 1, 1989,
                               between the Registrant and the Oklahoma Medical
                               Research Foundation.

    ++10.7          (2)        Research, Option and License Agreement between
                               the Registrant and Eli Lilly and Company.

      10.8          (2)        Lease Agreement, dated September 23, 1988, as
                               amended August 30, 1989 and Lease Rider, dated
                               September 23, 1988, between the Registrant and NC
                               Land Associates Limited Partnership.

      Number
      ------

      10.9          (2)        Form of Patent, Copyright and Nondisclosure
                               Agreement entered into by the Registrant with
                               each of its officers and certain employees.

      10.10         (2)        Form of Consultants and Advisors Proprietary
                               Information and Inventions Agreement entered into
                               by the Registrant with certain scientific
                               consultants to the Registrant.

      10.11         (1)        Form of Scientific Advisor Agreement between the
                               Registrant and certain scientific advisors to the
                               Registrant.

      10.12         (2)        Form of Materials Transfer agreement used by the
                               Registrant in connection with collaboration
                               research projects.

      10.13         (2)        Form of Mutual Confidentiality Agreement used by
                               the Registrant in connection with potential
                               business partners.

      10.14         (2)        Form of Consulting Agreement used by the
                               Registrant with certain consultants.

      10.15         (2)        Form of Consulting Agreement for Clinical
                               Advisors used by the Registrant with certain
                               clinical advisors to the Registrant.

      10.16         (2)        Form of Visitor Non-Disclosure Agreement used by
                               the Registrant and certain visitors to the
                               Registrant.

     *10.17         (1)        Forms of option agreements used under the
                               Registrant's 1991 Equity Incentive Plan.

     *10.18         (3)        Form of offering document used under the
                               Registrant's 1991 Employee Stock Purchase Plan.

     *10.19         (9)        Description of 1993 Incentive Pay Program.

     *10.20         (7)        Consulting Agreement, dated January 1, 1993,
                               between the Registrant and Lloyd Hollingsworth
                               Smith, Jr.

    ++10.21         (7)        Collaboration Research Agreement between the
                               Registrant and Kyowa Hakko Kogyo, Co., Ltd.

    ++10.22         (8)        Collaboration Agreement between Eli Lilly and
                               Company and the Registrant, dated May 28, 1993.

    ++10.23         (6)        Exclusive License between the Registrant and the
                               Regents of the University of California, dated
                               June 10, 1992.

    ++10.24         (9)        Collaboration Agreement between Ortho
                               Pharmaceutical Corporation and the Registrant,
                               dated December 21, 1993.

    ++10.25         (12)       Clinical Trial Research Agreement between the
                               Registrant and The Johns Hopkins University.

     *10.26                    Registrant's 1994 Non-employee Directors' Stock
                               Option Plan.

      10.27         (10)       Put and Stock Purchase Agreement between the
                               Registrant and Johnson & Johnson Development
                               Corporation, dated December 21, 1993.

      10.28         (12)       Consulting Agreement, dated March 17, 1988, as
                               amended effective September 28, 1994 between the
                               Registrant and Shaun R. Coughlin.

     *10.29 Registrant's 1991 Stock Purchase Plan, as amended.

     *10.30 Registrant's 1991 Equity Incentive Plan, as amended.

     *10.31         (12)*      Description of Registrant's 1994 Incentive Pay
                               Plan.

    ++10.32         (13)       Collaboration Agreement between Schering-Plough
                               Corporation and the Registrant, dated April 10,
                               1995.

      Number
      ------
     *10.33         (14)       Description of Registrant's 1995 Incentive Pay
                               Plan.

    ++10.34         (14)       Amendment No. 4 to Collaboration Agreement
                               between the Registrant and Kyowa Hakko Kogyo,
                               Co., Ltd., dated November 10, 1995.

     +10.35 Amendment No. 1 to Collaboration Agreement between Ortho Pharmaceutical Corporation and the Registrant, dated September 27, 1996.

     +10.36 Amendment No. 1 to Collaboration Agreement between Eli Lilly and Company and the Registrant, dated November 1996.

     +10.37 (i)                Amendment No. 1 to Collaboration Agreement
                               between Kyowa Hakko Kogyo, Co., Ltd., dated
                               May 9, 1994.

     +10.37 (ii)               Amendment No. 2 to Collaboration Agreement
                               between Kyowa Hakko Kogyo, Co., Ltd., dated
                               July 13, 1995.

     +10.37 (iii)              Amendment No. 3 to Collaboration Agreement
                               between Kyowa Hakko Kogyo, Co., Ltd., dated
                               August 1, 1995.

     +10.37 (iv)               Amendment No. 5 to Collaboration Agreement
                               between Kyowa Hakko Kogyo, Co., Ltd., dated
                               December 17, 1995.

     *10.38                    Description of Registrant's 1996 Incentive Pay
                               Plan.

      23.1                     Consent of Ernst & Young LLP, Independent
                               Auditors.

      24.1 Power of Attorney, Reference is made to the signature page.

      27.1                     Financial Data Schedule.

--------------------------------------------------------------------------------

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

++       Confidential treatment granted.

+        Confidential treatment requested.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Reg. No. 33-42912) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-40627) or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-43181) or amendments thereto and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1991 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1992 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated by reference herein.

(8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1993 and incorporated by reference herein.

(9) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993 and incorporated by reference herein.

(10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994 and incorporated by reference herein.

(11)     Filed as part of a report on Form 8-K dated January 23, 1995.

(12) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated by reference herein.

(13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated by reference herein.

(14) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated by reference herein.