Form 10-Q
period 1997-03-31
COR THERAPEUTICS INC / DE
filed 1997-05-14
CIK 874865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                    Form 10-Q


(Mark one)

    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----    Exchange Act of 1934.  For the quarterly period ended March 31, 1997.

  ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period
           from                                          to             .
                ----------------------------------------    ------------

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

                  Yes   X                              No
                      ----                                ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $.0001 par value                 20,078,484
                                                       ----------
                                                 Outstanding at April 30, 1997

                             COR THERAPEUTICS, INC.





                                      INDEX

                                                                        PAGE NO.
                                                                        -------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements and Notes


              Condensed Balance Sheets - March 31, 1997
              and December 31, 1996                                         3

              Statements of Operations - for the three months
              ended March 31, 1997 and 1996                                 4

              Statements of Cash Flows - for the three months
              months ended March 31, 1997 and 1996                          5

              Notes to Financial Statements                                 6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     6

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                              9

SIGNATURES                                                                  9

COR(TM) and INTEGRILIN(TM) are trademarks of the Company.

                             COR THERAPEUTICS, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                 March 31,          December 31,
                                                              -------------        -------------
                                                                  1997                 1996
                                                              -------------        -------------
                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                               $        8,658       $        2,615
     Short-term investments                                          37,774               50,519
     Contract receivables                                             7,369                7,644
     Other current assets                                             3,263                3,420
                                                              -------------        -------------
         Total current assets                                        57,064               64,198

Property and equipment, net                                           6,613                7,047
                                                              -------------        -------------
                                                              $      63,677        $      71,245
                                                              =============        =============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $        2,958       $        1,398
     Accrued compensation                                             1,967                1,495
     Accrued development costs                                        6,254                7,830
     Deferred revenue                                                 2,300                2,900
     Other accrued liabilities                                        1,174                  994
     Long-term debt--current portion                                  1,013                1,157
     Capital lease obligations--current portion                       1,713                1,664
                                                              -------------        -------------
         Total current liabilities                                   17,379               17,438
Long-term debt--noncurrent portion                                      482                  644
Capital lease obligations--noncurrent portion                         2,854                2,721

Stockholders' equity:                                               178,695              178,500
     Accumulated deficit                                           (135,733)            (128,058)
                                                              -------------        -------------
         Total stockholders' equity                                  42,962               50,442
                                                              -------------        -------------
                                                              $      63,677        $      71,245
                                                              =============        =============




                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                     -----------------------------------------------
                                                           1997                       1996
                                                     --------------------        -------------------

Contract revenues                                    $              6,325       $              2,531

Expenses:
     Research and development                                      12,033                     13,141
     Marketing, general and administrative                          2,505                      1,812
                                                     --------------------        -------------------
             Total expenses                                        14,538                     14,953
                                                     --------------------        -------------------

Loss from operations                                               (8,213)                   (12,422)

Interest income                                                       709                      1,126
Interest expense                                                     (171)                      (194)
                                                     --------------------        -------------------

Net loss                                             $             (7,675)       $           (11,490)
                                                     ====================        ===================

Net loss per share                                   $              (0.38)       $             (0.59)
                                                     ====================        ===================

Shares used in computing net loss per share                        20,040                     19,464
                                                     ====================        ===================


















                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                  (Unaudited)




                                                                           Three Months Ended
                                                                                March 31,
                                                                      ----------------------------
                                                                          1997             1996
                                                                      -----------      -----------
Cash flows provided by (used in) operating activities:
  Net loss                                                           $    (7,675)      $  (11,490)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                          933            1,059
      Amortization of deferred compensation                                   46               39
      Changes in assets and liabilities:
        Other current assets                                                 432             (933)
        Accounts payable                                                   1,560              108
        Accrued compensation                                                 600             (368)
        Accrued development costs                                         (1,576)            (804)
        Deferred revenue                                                    (600)               --
        Other accrued liabilities                                            180             (287)
                                                                     -----------      -----------
          Total adjustments                                                1,575           (1,186)
                                                                     -----------      -----------
          Net cash used in operating activities                           (6,100)         (12,676)
                                                                     -----------      -----------
Cash flows provided by (used in) investing activities:
  Purchases of short-term investments                                     (3,704)          (2,533)
  Sales of short-term investments                                         13,317           10,777
  Maturities of short-term investments                                     3,000            4,000
  Additions to property and equipment                                       (499)          (1,296)
                                                                     -----------      -----------
          Net cash provided by investing activities                       12,114           10,948
                                                                     -----------      -----------
Cash flows provided by (used in) financing activities:
  Principal payments on long-term debt                                      (306)            (316)
  Proceeds from capital lease obligations                                    572              326
  Principal payments under capital lease obligations                        (391)            (259)
  Issuance of common stock                                                   154              169
                                                                     -----------      -----------
          Net cash provided by (used in) financing activities                 29              (80)
                                                                     -----------      -----------
Net increase (decrease) in cash and cash equivalents                       6,043           (1,808)
Cash and cash equivalents at the beginning of the period                   2,615            5,463
                                                                     -----------      -----------
Cash and cash equivalents at the end of the period                   $     8,658      $     3,655
                                                                     ===========      ===========


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

Interim financial information

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is expected to result in no change to the Company's primary net loss per share for the quarters ended March 31, 1997 and 1996, as the antidilutive effect of stock options has been excluded from the current computation. The impact of Statement 128 on the calculation of the Company's fully-diluted earnings per share for these quarters is not expected to be material.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


This document includes forward-looking statements which involve risks and uncertainties. Actual results of the Company's activities may differ significantly from the potential results discussed in such forward-looking statements. Risk factors that might cause such differences include, but are not limited to, those factors identified below and under the captions "Business" and "Additional Risk Factors" in the Company's Annual Report on Form 10-K for fiscal 1996. The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, the lengthy and expensive regulatory process, possible competition from other products and obtaining and enforcing patents important to the Company's business. Even if the Company's potential products appear promising at various stages of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the

                             COR THERAPEUTICS, INC.

possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's financial condition and results of operations.

Since its inception, COR has focused on the discovery, development and commercialization of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases. The Company has not generated any product revenues. The Company has been unprofitable since inception and has incurred a cumulative net loss of $135,733,000 during the period from inception to March 31, 1997. The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings.

The Company's most advanced product in clinical development is INTEGRILIN(TM) (antithrombotic injection). The Company submitted a New Drug Application ("NDA") to the United States Food and Drug Administration (the "FDA") seeking approval to market the INTEGRILIN(TM) product for use in helping to prevent acute cardiac ischemic complications in patients undergoing percutaneous transluminal coronary angioplasty ("PTCA"). INTEGRILIN(TM) was studied in this setting in IMPACT II, a large, multi-center Phase III clinical trial. In February 1997, the FDA's Cardiovascular and Renal Drugs Advisory Committee (the "Committee") considered the Company's filing in PTCA. The Committee concluded that the IMPACT II trial of INTEGRILIN(TM) had shown positive results as an adjunct therapy in helping to prevent acute cardiac ischemic complications in patients undergoing PTCA. However, because the Committee also decided that the results of the IMPACT II trial alone were not sufficient to forego the FDA's customary requirement of two positive clinical trials prior to the approval of a new drug, the Committee recommended against approval of INTEGRILIN(TM) at this time.

In March 1997, the Company received an action letter from the FDA regarding the NDA. The not-approvable letter identified clinical and technical issues that need to be resolved, including the FDA's conclusion that IMPACT II was not sufficiently robust as a single study to support approval. In its letter, the FDA noted that a study in unstable angina is ongoing and that the data should be provided which may add support to the findings of the IMPACT II study. In March 1997, the Company notified the FDA of the Company's intention to file an amendment addressing the issues cited. An amendment to the NDA would need to include data from PURSUIT, a Phase III trial of INTEGRILIN(TM) for use in connection with unstable angina/non-Q wave myocardial infarction. Enrollment in the PURSUIT trial was completed in January 1997 and data are expected to be available later in 1997. In April 1997, the Company announced the withdrawal of the application made by its worldwide partner for INTEGRILIN(TM), Schering-Plough ("Schering"), to the European Agency for the Evaluation of Medicinal Products, the central regulatory agency for several European countries, for European marketing approval of INTEGRILIN(TM). There can be no assurance that INTEGRILIN(TM) or any of the Company's other products in development will receive marketing approval in any country on a timely basis or at all. If the Company is unable to demonstrate the safety or efficacy of INTEGRILIN(TM) to the satisfaction of the FDA or other regulatory authorities, the Company's business, financial condition and results of operations would be materially adversely affected.

In addition to its collaboration agreement with Schering-Plough, the Company has collaboration agreements with Ortho Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson, and Kyowa Hakko Kogyo Co., Ltd. In late 1996, the Company and Ortho extended the collaboration agreement for one or two years.

                             COR THERAPEUTICS, INC.


RESULTS OF OPERATIONS

Contract revenues for the quarter ended March 31, 1997 increased 150% as compared to the corresponding period in 1996, primarily due to receipt in 1997 of a milestone payment of $3,000,000 related to the completion of enrollment in the PURSUIT trial, as well as the timing of recognition of contract revenues under the Company's collaborative agreements with Schering and Ortho.

Research and development expenses decreased 8% for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to the timing of costs associated with the PURSUIT trial. The Company expects research and development expenses to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, clinical trials of potential products.

Marketing, general and administrative expenses increased by 38% for the quarter ended March 31, 1997, as compared to the corresponding period in 1996, primarily due to pre-commercial activities associated with INTEGRILIN(TM) (antithrombotic injection), as well as increases in staffing and administrative expenses related to general corporate activities. The Company expects marketing, general and administrative expenses to continue to increase significantly over the next several years.

Interest income decreased by 37% for the quarter ended March 31, 1997, as compared to the corresponding period in 1996, primarily due to lower cash and investment balances. Interest expense decreased 12% for the quarter ended March 31, 1997, as compared to the corresponding period of 1996, reflecting the decrease in the average balance of debt outstanding.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily through public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings. The Company had available cash, cash equivalents and short-term investments of $46,432,000 at March 31, 1997. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and credit risk.

The Company expects that its cash requirements may increase in future years due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations at least into 1998. However, the Company's capital requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on existing and the establishment of new, collaborative relationships with other companies, the availability of financing and other factors. The Company will need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. In such event, the Company may need to delay or curtail its research and development activities to a significant extent.

                             COR THERAPEUTICS, INC.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                *      10.26    Registrant's 1994 Non-employee Directors'
                                Stock Options Plan, as amended.
                *      10.30    Registrant's 1991 Equity Incentive Plan, as amended.
                       27.1     Financial Data Schedule.

         (b)  Reports
                       There were no reports on Form 8-K filed for the quarter ended March 31, 1997.

-----------------------------------
         * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 14, 1997

COR THERAPEUTICS, INC.


By: /s/ VAUGHN M. KAILIAN                     By:  /s/ LAURA A. BREGE
    ---------------------                          ---------------------------
    Vaughn M. Kailian                         Laura A. Brege
    President and Chief Executive Officer     Vice President, Finance and
                                              Chief Financial Officer

                                              By:  /s/ PETER S. RODDY
                                                   ---------------------------
                                              Peter S. Roddy
                                              Director, Finance and Controller

                                 EXHIBIT INDEX


Exhibit #        Description
---------        -----------

10.26 Registrant's 1994 Non-employee Director's Stock Options Plan, as amended.

10.30           Registrant's 1991 Equity Incentive Plan, as amended.

27.1            Financial Data Schedule.