Form 10-Q
period 1997-06-30
COR THERAPEUTICS INC / DE
filed 1997-08-07
CIK 874865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____ to_____.

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

                                 (650) 244-6800
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                             No
                       ---                               ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $.0001 par value                   20,145,254
                                                        -----------
                                                  Outstanding at July 25, 1997


                             COR THERAPEUTICS, INC.


                                      INDEX


PART I.       FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                             --------
Item 1.       Financial Statements and Notes

              Condensed Balance Sheets - June 30, 1997
              and December 31, 1996                                                              3

              Statements of Operations - for the three and six months
              ended June 30, 1997 and 1996                                                       4

              Statements of Cash Flows - for the six months
              ended June 30, 1997 and 1996                                                       5

              Notes to Financial Statements                                                      6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          6

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                   9

SIGNATURES                                                                                      10

COR(TM) and INTEGRILIN(TM) are trademarks of the Company.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements and Notes

                             COR THERAPEUTICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                               ASSETS

                                                                                              June 30,    December 31,
                                                                                                1997         1996
                                                                                              ---------    ---------
                                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                                                $   7,144    $   2,615
     Short-term investments                                                                      31,374       50,519
     Contract receivables                                                                         5,941        7,644
     Other current assets                                                                         4,535        3,420
                                                                                              ---------    ---------
        Total current assets                                                                     48,994       64,198
Property and equipment, net                                                                       5,818        7,047
                                                                                              ---------    ---------
                                                                                              $  54,812    $  71,245
                                                                                              =========    =========




                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                         $   3,028    $   1,398
     Accrued compensation                                                                         1,702        1,495
     Accrued development costs                                                                    4,870        7,830
     Deferred revenue                                                                             3,781        2,900
     Other accrued liabilities                                                                    1,641          994
     Long-term debt--current portion                                                                865        1,157
     Capital lease obligations--current portion                                                   1,711        1,664
                                                                                              ---------    ---------
        Total current liabilities                                                                17,598       17,438
Long-term debt--noncurrent portion                                                                  316          644
Capital lease obligations--noncurrent portion                                                     2,574        2,721

Stockholders' equity                                                                            179,019      178,500
Accumulated deficit                                                                            (144,695)    (128,058)
                                                                                              ---------    ---------
        Total stockholders' equity                                                               34,324       50,442
                                                                                              ---------    ---------
                                                                                              $  54,812    $  71,245
                                                                                              =========    =========





                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                     Three Months Ended       Six Months Ended
                                          June 30,              June 30,
                                    --------------------    --------------------
                                       1997       1996        1997        1996
                                    --------    --------    --------     -------
Contract revenues                    $ 6,580    $  4,793    $12,905    $   7,324

Expenses:
    Research & development            13,813      12,909      25,846      26,050
    Marketing, general &
      administrative                   2,091       1,911       4,596       3,723
                                    --------    --------    --------     -------
         Total expenses               15,904      14,820      30,442      29,773
                                    --------    --------    --------     -------

Loss from operations                  (9,324)    (10,027)    (17,537)    (22,449)

Interest income                          539         854       1,248       1,980
Interest expense                        (177)       (191)       (348)       (385)
                                    --------    --------    --------     -------

Net loss                            $ (8,962)   $ (9,364)   $(16,637)   $(20,854)
                                    ========    ========     =======     ========

Net loss per share                  $  (0.45)   $  (0.48)    $ (0.83)    $  (1.07)
                                    ========    ========     =======     ========

Shares used in net loss per share     20,086      19,523      20,063      19,505
                                    ========    ========     =======     ========









                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                                     June 30,
                                                               ----------------------
                                                                  1997         1996
                                                               ----------   --------
Cash flows from operating activities:
   Net loss                                                     $(16,637)   $(20,854)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                              1,840       2,105
        Amortization of deferred compensation                         92          77
        Changes in assets and liabilities:
          Contract receivables                                     1,703         598
          Other current assets                                    (1,115)        816
          Accounts payable                                         1,630        (260)
          Accrued compensation                                       335        (159)
          Accrued development costs                               (2,960)       (744)
          Deferred revenue                                           881           -
          Other accrued liabilities                                  647        (763)
                                                                --------    --------
          Total adjustments                                        3,053       1,670
                                                                --------    --------
          Net cash used in operating activities                  (13,584)    (19,184)
                                                                --------    --------
Cash flows from investing activities:
   Purchases of short-term investments                           (17,569)    (15,369)
   Sales of short-term investments                                33,669      25,726
   Maturities of short term investments                            3,000       7,500
   Additions to property and equipment                              (611)     (1,903)
                                                                --------    --------
          Net cash provided by  investing activities              18,489      15,954
                                                                --------    --------
Cash flows from financing activities:
   Principal payments on long-term debt                             (620)       (642)
   Proceeds from capital lease obligations                           701       1,167
   Principal payments under capital lease obligations               (801)       (420)
   Issuance of common stock                                          344         368
                                                                --------    --------
          Net cash (used in) provided by financing activities       (376)        473
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents               4,529      (2,757)
Cash and cash equivalents at the beginning of the period           2,615       5,463
                                                                --------    --------
Cash and cash equivalents at the end of the period              $  7,144    $  2,706
                                                                ========    ========








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


Interim financial information

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2. Earnings (loss) per share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the Company's financial statements for the period ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share in order to exclude the dilutive effect of stock options. The impact of Statement 128 is expected to result in no change to the Company's primary net loss per share for the three and six months ended June 30, 1997 and 1996, as the antidilutive effect of stock options has been excluded from the current computation. The impact of Statement 128 on the calculation of the Company's fully-diluted earnings (loss) per share for these quarters is not expected to be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


In addition to the historical information contained herein, this document includes forward-looking statements which involve risks and uncertainties. Actual results of the Company's activities may differ significantly from the potential results discussed in such forward-looking statements. Risk factors that might cause such differences include, but are not limited to, those factors identified below and under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, the lengthy and expensive regulatory process, competition from other products and the acquisition and enforcement of patents important to the Company's business. Even if the Company's products appear promising at various stages of development, they may not reach the market or a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's business, financial condition and results of operations.

Since its inception, the Company has focused on the discovery and development of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases. The Company has not generated any product revenues. The Company has been unprofitable since inception and has incurred a cumulative net loss of $144,695,000 during the period from inception to June 30, 1997. The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings.

The Company's most advanced product in clinical development is INTEGRILIN(TM) (eptifibitide). The Company submitted a New Drug Application ("NDA") to the United States Food and Drug Administration (the "FDA") seeking approval to market INTEGRILIN(TM) for use in helping to prevent acute cardiac ischemic complications in patients undergoing percutaneous transluminal coronary angioplasty ("PTCA"). INTEGRILIN(TM) was studied in this setting in IMPACT II, a large, multi-center Phase III clinical trial. In February 1997, the FDA's Cardiovascular and Renal Drugs Advisory Committee (the "Committee") considered the Company's filing in PTCA. The Committee concluded that the IMPACT II trial of INTEGRILIN(TM) had shown positive results as an adjunct therapy in helping to prevent acute cardiac ischemic complications in patients undergoing PTCA. However, because the Committee also decided that the results of the IMPACT II trial alone were not sufficient to forego the FDA's customary requirement of two positive clinical trials prior to the approval of a new drug, the Committee recommended against approval of INTEGRILIN(TM) at this time.

In March 1997, the Company received an action letter from the FDA regarding the NDA. The not-approvable letter identified clinical and technical issues that need to be resolved, including the FDA's conclusion that IMPACT II was not sufficiently robust as a single study to support approval. In its letter, the FDA noted that a study in unstable angina is ongoing and that the data should be provided which may add support to the findings of the IMPACT II study. Enrollment in PURSUIT, a Phase III trial of INTEGRILIN(TM) for use in connection with unstable angina/non-Q wave MI, was completed in January 1997. In March 1997, the Company notified the FDA of the Company's intention to file an amendment addressing the issues cited. An amendment to the NDA would need to include data from PURSUIT, which are expected to be available later in 1997. In April 1997, the Company announced the withdrawal of the application made by its worldwide partner for INTEGRILIN(TM), Schering-Plough ("Schering"), to the European Agency for the Evaluation of Medicinal Products, the central regulatory agency for several European countries, for European marketing approval of INTEGRILIN(TM). There can be no assurance that INTEGRILIN(TM) or any of the Company's other products in development will receive marketing approval in any country on a timely basis or at all. If the Company is unable to demonstrate the safety or efficacy of INTEGRILIN(TM) to the satisfaction of the FDA or other regulatory authorities, the Company's business, financial condition and results of operations would be materially adversely affected.

In addition to its collaboration agreement with Schering, the Company has collaboration agreements with Ortho Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson, and Kyowa Hakko Kogyo Co., Ltd. In late 1996, the Company and Ortho extended the collaboration agreement for one or two years. Collaborative research under a collaboration agreement with Eli Lilly and Company ("Lilly") ended in April 1996, and in late 1996 the Company and Lilly amended the agreement related to transfer of certain rights and aspects of the collaboration that continue after completion of the collaborative research.

RESULTS OF OPERATIONS

Total revenues increased for the three and six months ended June 30, 1997 from the comparable periods of 1996, primarily due to receipt in the three months ended March 31, 1997 of a milestone payment of $3,000,000 related to the completion of enrollment in the PURSUIT trial, as well as the timing of recognition of contract revenues under the Company's collaborative agreements with Schering and Ortho.

Research and development expenses increased 7% for the three months ended June 30, 1997, as compared to the corresponding period in 1996, and decreased 1% for the six months ended June 30, 1997, as compared to the corresponding period in 1996, primarily due to the timing of activity and expenses associated with the PURSUIT trial. The Company expects research and development expenses to continue to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, clinical trials of potential products, including INTEGRILIN(TM) (eptifibitide).

Marketing, general and administrative expenses increased 9% and 23% for the three and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996, primarily due to pre-commercial activities associated with INTEGRILIN(TM), as well as increases in staffing and administrative expenses related to general corporate activities. The Company expects marketing, general and administrative expenses to continue to increase significantly over the next several years.

Interest income decreased by 37% for each of the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996, primarily due to lower cash and investment balances. Interest expense decreased 7% and 10% for the three and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996, primarily due to the overall decrease in the average balance of debt outstanding.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings. The Company had available cash, cash equivalents and short-term investments of $38,518,000 at June 30, 1997. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and credit risk.

Net cash used for operating activities and additions to capital equipment decreased to $14,195,000 in the six months ended June 30, 1997, from $21,087,000 in the six months ended June 30, 1996, primarily due to the timing of recognition of milestone and contract revenues related to the agreement with Schering, partially offset by increased expenses. The Company expects its cash requirements may increase in future years due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its operations at least through 1998. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies, the number and nature of the indications the

Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on the status of existing and the establishment of new, collaborative relationships with other companies, the availability of financing and other factors. The Company will need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. In the event such funds are not available, or are not available on favorable terms, the Company may need to delay or curtail its research and development activities to a significant extent, which would have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders:

         (a) The Company held its Annual Meeting of Stockholders on May 20, 1997

         (b) The stockholders elected the Board's nominees for director by the votes indicated:

         Nominee                                 Votes in Favor                   Votes Withheld
         -------                                 --------------                   --------------
         Vaughn M. Kailian                        17,591,918                          372,547
         Shaun R. Coughlin                        17,590,729                          373,736
         James T. Doluisio                        17,592,027                          372,438
         Jerry T. Jackson                         17,592,027                          372,438
         Ernest Mario                             17,592,027                          372,438
         Robert R. Momsen                         17,592,027                          372,438
         L. Hollingsworth Smith, Jr.              17,591,027                          373,438
         William H. Younger, Jr.                  17,592,027                          372,438


         (c) The proposal to approve the Company's 1991 Equity Incentive Plan, as amended, was approved with 11,719,526 affirmative votes, 6,201,907 negative votes, 43,032 abstentions and no broker non-votes.

             The proposal to approve the Company's 1991 Employee Stock Purchase Plan, as amended, was approved with 14,731,145 affirmative votes, 3,212,155 negative votes, 21,165 abstentions and no broker non-votes.

             The proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 was approved with 17,905,216 affirmative votes, 25,971 negative votes, 33,278 abstentions and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  27.1     Financial Data Schedule

            (b)   Reports
                  There were no reports on Form 8-K filed for the quarter ended June 30, 1997.

                             COR THERAPEUTICS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 6, 1997

COR THERAPEUTICS, INC.

By:    /s/ VAUGHN M. KAILIAN                By:  /s/ LAURA A. BREGE
       ---------------------                     --------------------------
       Vaughn M. Kailian                             Laura A. Brege
       President and Chief Executive                 Vice President, Finance and
       Officer                                       Chief Financial Officer

                                            By:  /s/ PETER S. RODDY
                                                 --------------------------
                                                     Peter S. Roddy
                                                     Director, Finance and
                                                     Controller

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   27.1              Financial Data Schedule