Form 10-Q
period 1997-09-30
COR THERAPEUTICS INC / DE
filed 1997-11-14
CIK 874865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from___________to__________.

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

                      Yes [X]                No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock $.0001 par value                23,747,436
                                               -----------
                                      Outstanding at November 4, 1997

                             COR THERAPEUTICS, INC.


                                      INDEX


PART I.    FINANCIAL INFORMATION                                            PAGE NO.
                                                                            --------

Item 1.    Financial Statements and Notes

           Condensed Balance Sheets - September 30, 1997
           and December 31, 1996                                                3

           Statements of Operations - for the three and nine months
           ended September  30, 1997 and 1996                                   4

           Statements of Cash Flows - for the nine months
           ended September 30, 1997 and 1996                                    5

           Notes to Financial Statements                                        6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                      10


COR(TM) and INTEGRILIN(TM) are trademarks of the Company.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements and Notes

                             COR THERAPEUTICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                               September 30, December 31,
                                                    1997        1996
                                                 ---------    ---------
                                                (unaudited)
Current assets:
    Cash and cash equivalents                    $   5,668    $   2,615
    Short-term investments                          20,913       50,519
    Contract receivables                             6,556        7,644
    Other current assets                             2,971        3,420
                                                 ---------    ---------
       Total current assets                         36,108       64,198
Property and equipment, net                          5,005        7,047
                                                 ---------    ---------
                                                 $  41,113    $  71,245
                                                 =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                             $   2,726    $   1,398
    Accrued compensation                             1,985        1,495
    Accrued development costs                        4,410        7,830
    Deferred revenue                                 1,486        2,900
    Other accrued liabilities                        1,489          994
    Long-term debt--current portion                    714        1,157
    Capital lease obligations--current portion       1,716        1,664
                                                 ---------    ---------
       Total current liabilities                    14,526       17,438
Long-term debt--noncurrent portion                     144          644
Capital lease obligations--noncurrent portion        2,177        2,721

Stockholders' equity                               179,822      178,500
Accumulated deficit                               (155,556)    (128,058)
                                                 ---------    ---------
       Total stockholders' equity                   24,266       50,442
                                                 ---------    ---------
                                                 $  41,113    $  71,245
                                                 =========    =========


                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                    --------------------    --------------------
                                      1997        1996        1997        1996
                                    --------    --------    --------    --------
Contract revenues                   $  2,911    $  6,543    $ 15,816    $ 13,867

Expenses:
   Research & development             11,417      11,068      37,256      37,118
   Marketing, general &
      administrative                   2,644       1,893       7,246       5,616
                                    --------    --------    --------    --------
        Total expenses                14,061      12,961      44,502      42,734
                                    --------    --------    --------    --------

Loss from operations                 (11,150)     (6,418)    (28,686)    (28,867)

Interest income                          437         728       1,684       2,708
Interest expense                        (148)       (197)       (496)       (582)
                                    --------    --------    --------    --------

Net loss                            $(10,861)   $ (5,887)   $(27,498)   $(26,741)
                                    ========    ========    ========    ========

Net loss per share                  $  (0.54)   $  (0.30)   $  (1.37)   $  (1.37)
                                    ========    ========    ========    ========

Shares used in net loss per share     20,171      19,558      20,099      19,515
                                    ========    ========    ========    ========


                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Cash flows from operating activities:
   Net loss                                                $(27,498)   $(26,741)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                          2,723       3,172
       Amortization of deferred compensation                    186         117
       Changes in assets and liabilities:
         Contract receivables                                 1,088        (975)
         Other current assets                                   449       2,767
         Accounts payable                                     1,328        (618)
         Accrued compensation                                   971          (7)
         Accrued development costs                           (3,420)     (2,155)
         Deferred revenue                                    (1,414)       --
         Other accrued liabilities                              495        (837)
                                                           --------    --------
         Total adjustments                                    2,406       1,464
                                                           --------    --------
         Net cash used in operating activities              (25,092)    (25,277)
                                                           --------    --------
Cash flows from investing activities:
   Purchases of short-term investments                      (18,546)    (25,239)
   Sales of short-term investments                           40,612      36,273
   Maturities of short-term investments                       7,500      18,400
   Additions to property and equipment                         (681)     (2,199)
                                                           --------    --------
         Net cash provided by  investing activities          28,885      27,235
                                                           --------    --------
Cash flows from financing activities:
   Principal payments on long-term debt                        (943)       (977)
   Proceeds from capital lease obligations                      701       1,167
   Principal payments under capital lease obligations        (1,193)       (768)
   Issuance of common stock                                     695         535
                                                           --------    --------
         Net cash used in financing activities                 (740)        (43)
                                                           --------    --------
Net increase in cash and cash equivalents                     3,053       1,915
Cash and cash equivalents at the beginning of the period      2,615       5,463
                                                           --------    --------
Cash and cash equivalents at the end of the period         $  5,668    $  7,378
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

2. EARNINGS (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the Company's financial statements for the period ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share in order to exclude the dilutive effect of stock options. The impact of Statement 128 is expected to result in no change to the Company's primary net loss per share for the three and nine months ended September 30, 1997 and 1996, as the antidilutive effect of stock options has been excluded from the current computation. The impact of Statement 128 on the calculation of the Company's fully-diluted earnings per share for these quarters is not expected to be material.

3. SUBSEQUENT EVENT

In October 1997, the Company completed a public offering of 3,335,000 newly issued shares of common stock, including 435,000 shares issued upon exercise of the underwriters' over-allotment option, at a price of $19.00 per share. Proceeds to the Company after underwriting discounts and commissions were approximately $59,200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In addition to the historical information contained herein, this document includes forward-looking statements which involve risks and uncertainties. Actual results of the Company's activities may differ significantly from the potential results discussed in such forward-looking statements. Risk factors that might cause such differences include, but are not limited to, those factors identified below and under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and in the Company's Registration Statement on Form S-3, No. 333-35103, filed with the Security and Exchange Commission on September 8, 1997, as amended. The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, including market acceptance of INTEGRILIN(TM), lack of marketing and sales experience, the lengthy and expensive regulatory process, intense competition, uncertainties related to clinical trials, and the acquisition and enforcement of patents important to the Company's business. Even if the Company's products appear promising at various stages of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's business, financial condition and results of operations.

Since its inception, the Company has focused on the discovery and development of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases. The Company has not generated any product revenues. The Company has been unprofitable since inception and has incurred an accumulated deficit of $155,556,000 during the period from inception to September 30, 1997. The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings.

The Company's most advanced product in clinical development is INTEGRILIN(TM) (eptifibitide). In April 1996, COR filed a New Drug Application ("NDA") with the United States Food and Drug Administration (the "FDA") seeking approval to market INTEGRILIN(TM) for use in helping to prevent acute cardiac ischemic complications in patients undergoing percutaneous transluminal coronary angioplasty ("PTCA"). In February 1997, the FDA's Cardiovascular and Renal Drugs Advisory Committee (the "Committee") considered the Company's IMPACT II trial of INTEGRILIN(TM) in PTCA and concluded that while such trial had shown positive results, those results were not sufficient to grant approval for marketing. The Company subsequently received a "not approvable" letter from the FDA identifying clinical and technical issues that need to be resolved before approval of INTEGRILIN(TM) can be granted, including the FDA's conclusion that these results were not sufficient to grant approval for marketing on the basis of the IMPACT II trial alone. The FDA generally requires two positive clinical trial prior to the approval of a new drug. The Company's original NDA remains open, and in early October 1997, the Company submitted an amendment addressing the issues cited by the FDA.

In August 1997, the Company announced the results of the PURSUIT Phase III clinical trial (the "PURSUIT trial"), which was designed to determine the effect of INTEGRILIN(TM) in the treatment of unstable angina and non-Q-wave myocardial infarction ("NQMI"). Based on positive results from the PURSUIT trial, the Company also amended its NDA submission in early October 1997 to seek FDA approval of INTEGRILIN(TM) for the treatment of unstable angina and NQMI.

                             COR THERAPEUTICS, INC.

In April 1997, Schering-Plough ("Schering"), the Company's partner for the world-wide development of INTEGRILIN(TM), withdrew its application to the European Agency for the Evaluation of Medicinal Products, the central regulatory agency for several European countries, for European marketing approval of INTEGRILIN(TM). The Company has been advised that Schering will resubmit its application for European marketing approval on the basis of the data from the PURSUIT trial. The timing of that resubmission is uncertain.

In addition to its collaboration agreement with Schering, the Company has collaboration agreements with Ortho Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson, and Kyowa Hakko Kogyo Co., Ltd. The Company and Ortho have extended the collaboration agreement until December 1998. Collaborative research under a collaboration agreement with Eli Lilly and Company ("Lilly") ended in April 1996, and in late 1996 the Company and Lilly amended the agreement related to transfer of certain rights and aspects of the collaboration that continue after completion of the collaborative research.

RESULTS OF OPERATIONS

Total revenues decreased for the three months ended September 30, 1997, as compared to the corresponding period in 1996, primarily due to the timing of recognition of contract revenues under the Company's collaborative agreements with Schering and Ortho. Revenues increased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996, primarily due to receipt of a milestone payment of $3,000,000 in the three months ended March 31, 1997 relating to the completion of enrollment in the PURSUIT trial, as well as the timing of recognition of contract revenues.

Research and development expenses increased 3% and less than 1% for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996. The Company expects research and development expenses to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, clinical trials of potential products, including INTEGRILIN(TM).

Marketing, general and administrative expenses increased 40% and 29% for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996, primarily due to pre-commercial activities associated with INTEGRILIN(TM), as well as increases in staffing and expenses related to general corporate activities. The Company expects marketing, general and administrative expenses to continue to increase significantly over the next several years.

Interest income decreased by 40% and 38% for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996, primarily due to lower cash balances. Interest expense decreased 25% and 15% for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996, primarily due to the overall decrease in the average balance of debt outstanding.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

                             COR THERAPEUTICS, INC.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings. The Company had available cash, cash equivalents and short-term investments of $26,581,000 at September 30, 1997. In October 1997, the Company issued 3,335,000 shares of Common Stock in an underwritten public offering, resulting in proceeds of approximately $59,200,000 to the Company. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, where possible, seeks to minimize the potential effects of concentration and credit risk.

Net cash used for operating activities and additions to capital equipment decreased to $25,773,000 for the nine months ended September 30, 1997, from $27,476,000 for the corresponding period in 1996, primarily due to the timing of recognition of milestone and contract revenues related to the agreement with Schering, partially offset by increased expenses. The Company expects that its cash requirements may increase in future years, due to costs related to the continuation and expansion of research and development, including clinical trials, and increased marketing, general and administrative activities.

The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its operations at least through 1999. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing and costs of obtaining regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on the status of existing, and the establishment of new, collaborative relationships with other companies, the availability of financing and other factors. The Company will need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. In the event such funds are not available, or not available on favorable terms, the Company may need to delay or curtail its research and development activities to a significant extent, which would have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27.1   Financial Data Schedule

          (b)  Reports
               There were no reports on Form 8-K filed for the quarter ended September 30, 1997.

                             COR THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 13, 1997

COR THERAPEUTICS, INC.

By: /s/ VAUGHN M. KAILIAN                   By:  /s/ LAURA A. BREGE
   -------------------------------             -------------------------------
    Vaughn M. Kailian                            Laura A. Brege
    President and Chief Executive Officer        Vice President, Finance and
                                                  Chief Financial Officer

                                            By:  /s/ PETER S. RODDY
                                               -------------------------------
                                                Peter S. Roddy
                                                Director, Finance and Controller

                                INDEX TO EXHIBITS
                               ------------------

Exhibit
Number                            Description
-----------                       ----------
   27.1               Financial Data Schedule