Form 10-K
period 1997-12-31
COR THERAPEUTICS INC / DE
filed 1998-03-24
CIK 874865

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended: December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the transition period from __________to _________

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        As of March 2, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $213,839,063 (A) (based upon the closing sales price of such stock as reported in the Nasdaq National Market on such date).

        As of March 2, 1998, the number of outstanding shares of the Registrants' common stock was 23,817,382.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                         Document                                Form 10-K
Reference                                --------                                ---------
---------
(1)     Portions of the Registrant's definitive proxy statement with respect to the Registrant's 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission
        not later than 120 days after the close of the Registrant's fiscal year.     III
------------------------------------------------------------------------------------------

(A) Excludes 6,795,367 shares outstanding at March 1, 1998 of the Registrant's Common Stock held by directors, officers, and holders of more than 5% of the Company's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

================================================================================

                                     PART I
ITEM 1. BUSINESS

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the sections entitled "Additional Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." INTEGRILIN(TM) and COR are trademarks of the Company.

OVERVIEW

        COR is focused on the discovery, development and commercialization of novel pharmaceutical products to establish a new standard of care for the treatment and prevention of severe cardiovascular diseases. The Company believes its understanding of the molecular and cellular biology of these diseases has created opportunities for new therapeutic approaches where current therapies are inadequate. The Company has created a portfolio of cardiovascular product candidates by combining its expertise with advanced drug discovery techniques.

        The Company's lead product candidate, INTEGRILIN(TM), is a small synthetic peptide that prevents platelet aggregation and is intended for parenteral (injectable) administration in patients with certain acute cardiovascular indications. INTEGRILIN is being developed for the treatment of Acute Ischemic Coronary Syndromes ("AICS"), a leading cause of hospitalization in the United States.

        In August 1997, the Company announced the results of the 10,948 patient PURSUIT Phase III clinical trial (the "PURSUIT trial"), which were presented by clinical investigators at the European Society of Cardiology's annual meeting. This trial included over 700 clinical sites in 28 countries, including 280 hospitals in the United States. The PURSUIT trial was designed to determine the effect of INTEGRILIN as an adjunct to current medical and interventional strategies in the treatment of unstable angina and non-Q-wave myocardial infarction ("NQMI"), the major diseases of AICS.

        In 1995, prior to completing the PURSUIT trial, COR studied INTEGRILIN in the treatment of elective and urgent coronary angioplasty in the IMPACT II trial. Based on the data from this trial, COR submitted a New Drug Application ("NDA") for INTEGRILIN as an adjunct to percutaneous transluminal coronary angioplasty ("PTCA"). The application was reviewed by the Cardiovascular and Renal Drugs Advisory Committee (the "Advisory Committee") of the Food and Drug Administration ("FDA") in February 1997. Although the Advisory Committee stated that the trial had shown positive results, it was determined by the FDA that the trial, as a single study, was insufficient for approval of INTEGRILIN. In early October 1997, based on the positive data from the PURSUIT trial, the Company submitted an amendment to its NDA to seek marketing approval for unstable angina and NQMI and coronary angioplasty.

        In January 1998, the Advisory Committee met and recommended that INTEGRILIN receive marketing approval for use in the setting of coronary angioplasty. The recommended indication is essentially the same as the indication originally considered by the Advisory Committee in February 1997. At the January 1998 meeting, the Advisory Committee concluded that the PURSUIT trial demonstrated a beneficial treatment effect for INTEGRILIN when used in the setting of acute coronary syndromes. However, the Advisory Committee also concluded that the PURSUIT trial alone was not a sufficient basis for approval of INTEGRILIN in the treatment of acute coronary syndromes. The Company is currently consulting with the FDA regarding its application for approval of INTEGRILIN.

        In addition to INTEGRILIN for acute care, the Company is conducting Phase I clinical trials for an oral platelet aggregation inhibitor. The potential indications for this chronic product candidate may later include the prevention of AICS and stroke. COR has also identified the factor Xa/prothrombinase complex as a target for parenteral and small molecule inhibitors and currently has a lead compound for this target in preclinical development. Additionally, COR is evaluating leads for its growth factor inhibition program.

BACKGROUND

        Despite decades of extensive research and development and significant advances in treatment, cardiovascular diseases are the leading cause of death in the United States, resulting in approximately one million deaths annually from heart attacks, strokes and related diseases. Coronary artery disease, the form of cardiovascular disease responsible for the greatest number of deaths, affects over 13 million people in the United States. Cerebrovascular disease, including stroke, affects another approximately three million people in the United States per year. Despite advances in cardiovascular medicine over the last decade, the actual number of deaths attributable to coronary artery disease and cerebrovascular disease continues to climb, related to the aging of the United States population and the progression of these diseases from early precursor conditions to more serious manifestations.

        Atherosclerosis, or hardening of the arteries, contributes to a majority of cardiovascular deaths. Atherosclerosis is a degenerative process that can occur over decades in which vessels become increasingly less elastic and progressively narrowed due to the formation of plaque (fatty substances) lining the artery. This process is caused by aging as well as genetic predisposition and is exacerbated by dietary and environmental factors. It is estimated that 32 million people in the United States have some form of atherosclerosis.

        A significant consequence of atherosclerosis is ischemia, or the impairment of a vessel's ability to supply oxygen to the heart, brain and other organs. In advanced cases of atherosclerosis, ruptures may occur in the plaque that has built up inside the vessel wall, increasing the tendency of the blood to form a thrombus. A thrombus is a plug that forms in the artery at the site of vascular injury to protect the blood vessel wall. It is composed primarily of an aggregation of small cells known as platelets, stabilized by a clot composed of the protein fibrin. This condition, known as arterial thrombosis, may completely occlude an atherosclerotic artery, leading to acute myocardial infarction ("AMI") if the occlusion occurs in an artery supplying the heart, or stroke if it occurs in an artery supplying the brain.

        The extent of the occlusion caused by thrombosis in the arteries supplying the heart determines the clinical manifestations of coronary thrombosis. These manifestations may range from prolonged episodes of severe chest pain or discomfort unresponsive to standard antianginal therapies (unstable angina) to limited or extensive damage to heart muscle (AMI) to sudden death. Collectively, this spectrum of conditions is referred to as acute ischemic coronary syndromes (AICS). Likewise, thrombosis in the arteries supplying the brain can lead to partial occlusion causing a transient reduction in oxygen supply known as a transient ischemic attack ("TIA") or total arterial occlusion resulting in stroke. It is known that less severe manifestations of coronary and cerebral arterial thrombosis often rapidly evolve into more serious conditions, making all thrombotic events life-threatening and necessitating aggressive clinical management.

        Thrombosis occurs not only in arteries, which supply oxygen-rich blood to the heart and other organs, but also in veins, which return blood from organs to the heart. A thrombus in a vein is composed primarily of a fibrin clot and, to a lesser extent, an aggregation of platelets and entrapped red blood cells. Unlike in the arterial circulation, the risks of thrombosis in the veins are not generally related to occlusion of the vessel but to the breaking-off or embolization of the thrombus from its attachment site. Venous emboli can travel through the venous circulation to the heart and ultimately to the lungs where they block blood supply to the lungs and cause death of lung tissue, known as pulmonary embolism. In the United States, approximately 50,000 people die each year due to pulmonary embolism. Patients at high risk of deep vein thrombosis include those undergoing orthopedic surgery or any surgical procedure in which the patient is anesthetized for longer than thirty minutes. Patients with chronic conditions that place them at risk of deep vein thrombosis include those with congestive heart failure in whom venous circulation tends to be sluggish, cigarette smokers who may have damaged blood vessel walls, and trauma and burn patients.

BUSINESS STRATEGY

o Maintain Cardiovascular Disease Focus. Cardiovascular disease is the leading cause of death in the United States. The Company believes that by combining its extensive knowledge of the molecular and cellular biology of cardiovascular diseases, together with advanced drug discovery techniques, it can develop new therapeutics to address large, unmet market opportunities.

o Maximize Value of Strategic Collaborations. The Company will continue to seek out strategic collaborations that provide: (i) access to new and strategic cardiovascular therapeutics and technologies, (ii) attractive financial terms to offset internal development expenses, and (iii) broadened and more efficient marketing, sales and distribution capabilities.

o Build a Dedicated Sales Force to Effectively Address the Cardiovascular Market. Due to the specialized and concentrated nature of the cardiovascular market, the Company believes it can effectively address this market with a dedicated sales force. The Company intends to build a dedicated sales force to sell INTEGRILIN and other product candidates, whether developed internally or in-licensed.

o Continue to Build Relationships with Leading Clinicians and Scientists. The Company has conducted its clinical trials at premier academic and clinical centers under the supervision of many of the world's leading cardiologists. The Company builds strong relationships with prominent scientists and clinical cardiologists by sponsoring and conducting research, providing for increased exposure to its product candidates in the medical community.

PROGRAMS AND PRODUCT CANDIDATES

        The following table summarizes COR's primary programs and product candidates. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Report.

-------------------------------------------------------------------------------------------------------
      SELECTED PROGRAMS                                                           PRIMARY
   AND PRODUCT CANDIDATES                    STATUS                       THERAPEUTIC INDICATIONS
   ----------------------                    ------                       -----------------------
GP IIB-IIIA INHIBITOR PROGRAM
   INTEGRILIN(1)                        Regulatory Review(2)     Acute ischemic complications following
                                                                 coronary angioplasty

                                        Regulatory Review(2)     Unstable angina/non-Q-wave MI

                                        Phase II                 Acute myocardial infarction (ST segment
                                                                 elevation)

   Oral                                 Phase I                  Prevention of acute ischemic coronary
                                                                 syndromes and stroke

FACTOR XA INHIBITOR PROGRAM
   Parenteral/Subcutaneous              Preclinical Development  Prevention and treatment of venous thromboembolism

   Oral                                 Research                 Prevention and treatment of venous
                                                                 thromboembolism

GROWTH FACTOR AND RECEPTOR ANTAGONIST
PROGRAM(3)
   Parenteral                           Preclinical Development  Restenosis; prevention of neo-
                                                                 vascularization, e.g., diabetic retinopathy

   Oral                                 Research                 Restenosis; prevention of neo-
                                                                 vascularization, e.g., diabetic retinopathy

THROMBIN RECEPTOR INHIBITOR PROGRAM(4)  Research                 Acute and chronic ischemic coronary
                                                                 syndromes, restenosis and stroke prevention

PLATELET ADP RECEPTOR PROGRAM           Research                 Acute and chronic ischemic coronary
                                                                 syndromes, restenosis and stroke prevention

MYOCARDIAL SIGNAL                       Research                 Congestive heart failure; ischemic coronary
TRANSDUCTION PROGRAM                                             disease

INTEGRIN SIGNALING PROGRAM              Research                 Multiple


(1) INTEGRILIN is subject to a collaborative agreement with Schering Corporation and Schering-Plough Corporation. See "Collaborative Agreements - Relationship with Schering."

(2) In January 1998, the FDA's Cardiovascular and Renal Drugs Advisory Panel met and recommended INTEGRILIN for marketing approval for use in the setting of coronary angioplasty. See "Arterial Thrombosis - INTEGRILIN product candidate."

(3) This program is being pursued in collaboration with Kyowa Hakko Kogyo Co., Inc. See "Collaboration Agreements - Relationship with Kyowa Hakko."

(4) This program is being pursued in collaboration with Ortho Pharmaceutical Corporation. See "Collaboration Agreements - Relationship with Ortho."

ARTERIAL THROMBOSIS

Biology

        Thrombosis in arteries is a complex process involving the coordinated activities of: (i) receptors located on cells; (ii) proteins in the blood and vessel walls that bind to these receptors; and (iii) enzymes that regulate fibrin clot formation. Blood contains a variety of proteins and cells, including small cells known as platelets, which are primarily responsible for the control of bleeding. Platelets normally circulate in an inactivated state but, in response to vascular injury, initiate a series of events to control bleeding. Platelet activation can cause aggregation, the formation of large platelet aggregates. The platelet receptor that mediates aggregation is glycoprotein GP IIb-IIIa.

        The Company believes that the antagonists directed at GP IIb-IIIa should offer the most extensive inhibition of platelet aggregation and arterial thrombus formation in the treatment of AICS and stroke. Vascular occlusion is a major cause of cardiovascular mortality and presents clinically in the forms of unstable angina, AMI, stroke and reocclusion following PTCA or thrombolysis. As a result, a GP IIb-IIIa inhibitor administered intravenously for rapid saturation of the platelet receptors may be effective in the treatment of these life-threatening events.

Disease and Markets - Acute Care

        Acute Ischemic Coronary Syndromes. AICS is a medical term encompassing the diseases of unstable angina and AMI, which includes both ST segment elevation MI (an EKG marker of significant injury to the heart) and NQMI. Patients with AICS are currently treated with a variety of drug regimens and medical procedures. The Company's programs and product candidates are designed to improve the treatment of these patients in conjunction with existing therapies and, to the extent possible, without limiting the other choices available to the treating physician.

        The acute ischemic syndromes of unstable angina and myocardial infarction ("MI") represent a clinical continuum, sharing the common pathophysiology of plaque fissure or rupture. Patients may present at the emergency room of the hospital with different clinical features reflecting differences in the pathophysiological state. Patients suffering from total occlusion of a proximal coronary artery who are having an ST segment elevation MI will typically develop a Q-wave MI. In contrast, patients with prolonged or repeated shorter episodes of angina at rest, without ST segment elevation MI, may be classified as NQMI. At the time of presentation in the hospital, the latter two groups often cannot be distinguished. These diseases are described below:

        o Unstable Angina. Unstable angina is believed to be caused by transient blockage of a coronary artery as a result of thrombosis and/or spasm characterized by unpredictable episodes of chest pain, particularly episodes that occur while the patient is at rest. Patients presenting with unstable angina may or may not have been symptomatic with a previous history of stable angina (chest pain upon exertion). Unstable angina requires hospitalization as the syndrome is often the precursor of AMI.

        o Acute Myocardial Infarction (Heart Attack or AMI). Patients with sustained blockage of a coronary artery as a result of thrombosis have inadequate blood supply to the heart and damage to heart tissue, causing AMI. In the United States, approximately 1.5 million people suffer from AMIs annually, approximately 700,000 of whom are hospitalized for treatment. AMI patients may be experiencing a Q-wave MI or an NQMI as follows:

                Myocardial Infarction with ST Segment Elevation. Patients presenting with prolonged chest pain and ST segment elevation in the electrocardiogram will typically evolve to having a Q-wave MI if untreated. These patients are frequently treated with thrombolytic therapy or primary angioplasty,

                Non-Q-wave Myocardial Infarction. Patients presenting with prolonged chest pain without ST segment elevation or development of Q-waves in the electrocardiogram may still be experiencing an MI. Some of the patients initially presenting with suspected unstable angina will in retrospect be diagnosed as having had an MI based upon analysis of myocardial enzymes. These patients are not eligible for thrombolytic therapy.

        The primary objective of the treatment of unstable angina and NQMI (collectively, "UA/NQMI") is the prevention of progression to AMI or death through the restoration of blood flow through the coronary artery. Management beyond initial stabilization often differs by medical institution. In most institutions with catheterization laboratories, patients undergo coronary angiography to assess the degree and location of blockages of the coronary arteries. In institutions without catheterization laboratories, patients whose vital signs and electrocardiograms have normalized may be discharged with chronic antianginal medications for outpatient follow-up. Less stable patients are transferred to tertiary institutions for catheterization. The utilization of angioplasty and coronary artery bypass graft surgery procedures, as well as the utilization of aspirin and heparin, for the treatment of patients experiencing UA/NQMI varies from country to country, reflecting differences in local clinical practice.

        Acute Ischemic Complications of Angioplasty. In addition to the angioplasties performed in unstable angina and AMI patients, angioplasties are also performed electively on patients with coronary artery disease to improve coronary blood flow, relieve angina and prevent subsequent acute events. Angioplasty and other invasive medical procedures intended to treat atherosclerotic patients create the risk of acute ischemic complications such as abrupt closure (complete occlusion, typically within 24 hours of the procedure) of the treated artery as a result of sudden thrombosis.

        Thrombosis of Cerebrovascular Arteries. Thrombosis in cerebral arteries that deliver blood to the brain has analogous consequences to vascular occlusions in coronary arteries that feed the heart. Therapeutics developed to treat these conditions may have implications for both acute and chronic care for stroke patients.

        o Transient Ischemic Attack. TIA is believed to be a thromboembolic event resulting from atherosclerotic involvements of a cerebral artery.

        o Ischemic Stroke. TIA frequently precedes an ischemic stroke. Stroke is an acute neurologic disease commonly caused by prolonged cerebral artery occlusion, usually as a result of a thromboembolic event. Stroke is the leading cause of serious disability in the United States.

INTEGRILIN Product Candidate

        Product Overview. The Company's first product candidate targeted for commercialization is INTEGRILIN, a small synthetic peptide that prevents platelet aggregation. The mechanism of action of INTEGRILIN is to block the platelet receptor GP IIb-IIIa, thereby preventing the cross-linking of activated platelets via fibrinogen bridges.

        INTEGRILIN was developed specifically to address the needs of patients suffering from AICS (encompassing unstable angina, NQMI and ST segment elevation
MI), as well as complications following angioplasty and stroke. INTEGRILIN is delivered by intravenous (injectable) administration in acute care settings. The Company believes that clinical trials have demonstrated that INTEGRILIN is safe and effective as a fast-acting, rapidly reversible antithrombotic.

        In April 1995, the Company entered into a collaboration agreement with Schering Corporation and Schering-Plough Corporation (together, "Schering") to develop and commercialize INTEGRILIN on a worldwide basis. Schering has certain rights to pursue regulatory approval of INTEGRILIN outside of the United States. See "Collaboration Agreements - Schering."

        INTEGRILIN has been studied in two randomized, double-blind, placebo controlled Phase III clinical trials. The PURSUIT trial (adjunct therapy in the treatment of unstable angina) and the IMPACT II trial (adjunct therapy in the treatment of patients undergoing angioplasty). The two Phase III clinical trials conducted to date for INTEGRILIN were conducted with respect to different indications and with different doses of the drugs. As discussed below, the Company believes that these trials produced positive results and, on that basis, the Company is seeking regulatory approval of the drug in the United States.

        PURSUIT Trial - Unstable Angina and Non-Q-Wave MI. The PURSUIT trial enrolled 10,948 patients with UA/NQMI in over 700 clinical sites in 28 countries, including over 280 hospitals in the United States. The PURSUIT trial was the largest clinical study ever conducted in patients with unstable angina or NQMI. Importantly, the population studied represented a broad, global distribution of patients and practice strategies, from small primary care hospitals to large tertiary care referral-based institutions. The trial was designed to allow patients to be managed in accordance with standard medical practice of the clinical site, thereby allowing the study of INTEGRILIN in the context of different practice patterns including the varied administration of concomitant drugs.

        Patients were eligible to receive treatments for up to 72 hours. The primary endpoint of death and MI was measured at 96 hours and seven days, as well as at 30 days. The occurrence of such events was measured on the basis of determinations by both the clinical investigators and the Clinical Events Committee (the "CEC"). The CEC studied all available data, including enzyme levels evidencing damage to heart muscle tissue that provided evidence of "silent" heart attacks, some of which may not have been observed by the investigators. On the basis of determinations by the CEC, the occurrence of death or MI within 30 days in patients randomized to INTEGRILIN was 14.2% compared to a rate in the placebo group of 15.7% (p = 0.04). On the basis of determinations by the individual clinical investigators, the INTEGRILIN group experienced such events at a rate of 8.0% compared to the placebo rate of 10.0% (p = 0.0007). The absolute reduction of death or myocardial infarction per 1,000 patients was demonstrated at both 96 hours (p = 0.011) and at seven days (p = 0.016) and maintained to 30 days post-randomization.

        The statistical results varied considerably by geographic region. In the United States and Canada, which experienced the highest rate of coronary interventions and CABG and concomitant use of heparin and aspirin, the rate of death or MI in the INTEGRILIN group was reduced to 11.7% from 15.0% in the placebo group (p = 0.003). In Western Europe, the trends were also favorable for INTEGRILIN, although less dramatic. In Eastern Europe and Latin America (including Mexico), the trends as determined by the CEC were unfavorable, but the reports by the clinical investigators in these regions remained positive and were almost as favorable for the drug as the investigator reports in the rest of the world. The Company believes that these regional variations reflect differences in patient population, laboratory procedures and clinical practice, including the use of concomitant medications and the application of interventional strategies.

        There was a significant increase in both major and minor bleeding in the INTEGRILIN-treated patients. The incidence of major bleeding in those patients receiving drug was 10.6% and the incidence in the placebo group was 9.1% (p = 0.01). The occurrence of stroke and thrombocytopenia, a life-threatening condition associated with very low platelet counts, was essentially the same in the placebo and the study group and there was no additional risk incurred by INTEGRILIN-treated patients undergoing CABG surgery. Based in part on these results, the Company believes that the overall safety profile of INTEGRILIN in the PURSUIT trial was favorable.

        IMPACT II - Adjunct Therapy in Coronary Angioplasty. In 1995, the Company completed IMPACT II, a Phase III clinical trial designed to evaluate the safety and efficacy of INTEGRILIN in reducing the acute complications of both elective and urgent coronary angioplasty. This study enrolled 4,010 patients at 82 hospitals in the United States. The trial evaluated two different infusion rates with a common bolus of INTEGRILIN.

        Based on an analysis of all patients who received INTEGRILIN or placebo, INTEGRILIN at the lower infusion rate reduced the composite endpoint of death, MI and emergency revascularization by 31% at 24 hours (p = 0.006) and 22% at 30 days (p = 0.035), although the effect was less pronounced at the higher infusion rate. The reduction in the clinical endpoint at all time points was primarily due to a reduction in the clinically more serious components of the endpoint: death and MI. The benefit of the reduction in death and MI was sustained and similar at six months. The safety data related to INTEGRILIN were favorable.

        Acute Myocardial Infarction - ST segment elevation MI. The Company continues to conduct Phase II clinical trials of INTEGRILIN in the setting of acute myocardial infarction-ST segment elevation MI with different thrombolytics.

        Regulatory Status. In 1995, prior to completing the PURSUIT trial, COR studied INTEGRILIN in the treatment of elective and urgent coronary angioplasty in the IMPACT II trial. Based on the data from this trial, COR submitted an NDA for INTEGRILIN as an adjunct to PTCA. The application was reviewed by the Advisory Committee in February 1997. Although the Advisory Committee stated that the trial had shown positive results, it was determined by the FDA that the trial, as a single study, was insufficient for approval of INTEGRILIN. In early October 1997, based on the positive data from the PURSUIT trial, the Company submitted an amendment to its NDA to seek marketing approval for unstable angina and NQMI and coronary angioplasty.

        In January 1998, the Advisory Committee met and recommended that INTEGRILIN receive marketing approval for use in the setting of coronary angioplasty. The recommended indication is essentially the same as the indication originally considered by the Advisory Committee in February 1997. At the January 1998 meeting, the Advisory Committee concluded that the PURSUIT trial demonstrated a beneficial treatment effect for INTEGRILIN when used in the setting of acute coronary syndromes. However, the Advisory Committee also concluded that the PURSUIT trial alone was not a sufficient basis for approval of INTEGRILIN in the treatment of acute coronary syndromes. The Company is currently consulting with the FDA regarding its application for approval of INTEGRILIN.

        In April 1996, Schering, the Company's worldwide partner for INTEGRILIN in all indications, filed an application for marketing approval of INTEGRILIN in Europe. This application was withdrawn in April 1997. In January 1998, Schering submitted an application for marketing approval of INTEGRILIN in Europe for the treatment of unstable angina and NQMI and as an adjunct to PTCA.

        There is no assurance that INTEGRILIN will receive marketing approval in any country on a timely basis or at all. Notwithstanding the recommendation of the Advisory Committee, there is no assurance that marketing approval for INTEGRILIN can be obtained on the basis of the clinical trials conducted to date, can be obtained if additional trials are conducted, or if obtained will not be substantially delayed. If INTEGRILIN is approved for marketing in one indication, there is no assurance it will prove effective or be approved for marketing in any other indication. The failure of the Company to obtain marketing approval for INTEGRILIN or a significant delay in obtaining such approval would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the indications for which INTEGRILIN may be approved could have a material effect on the market acceptance of INTEGRILIN. The failure of the Company to obtain approval for indications with sufficient patient populations or for indications where existing treatments are not available or are not optimal could have a material adverse effect on the Company's business, financial condition and results of operations.

Disease and Markets - Chronic Care

        There are over 32 million people in the United States with evidence of atherosclerosis. Many of these patients are at risk of suffering an acute ischemic coronary or cerebrovascular event and are therefore potential candidates for preventative therapies.

Oral GP IIb-IIIa Inhibitor Product Candidate

        Aspirin is commonly prescribed for long-term prophylaxis in patients who are at risk for stroke or AMI or who have suffered a stroke or AMI. As a relatively weak inhibitor of platelet function, this agent is not an optimal therapeutic for reducing ischemic cardiovascular events. The Company believes oral agents that block platelet aggregation by binding to the platelet receptor GP IIb-IIIa may have substantial benefit.

        The Company has identified multiple chemical classes of small molecule GP IIb-IIIa inhibitors which include compounds that have been found to be orally active in a variety of animal models. A product candidate was chosen by the Company for preclinical development, and a sufficient quantity of this compound has been synthesized to support the Company's initial clinical development program. The Company filed an Investigational New Drug ("IND") application for this compound in late 1996 and initiated Phase I clinical trials in February 1997. In addition to its clinical development program, the Company is continuing its efforts to identify additional orally active GP IIb-IIIa inhibitor compounds. If this compound is successfully developed and marketed, it will be subject to a royalty payable to Lilly. See "Collaboration Agreements - Relationship with Lilly."

VENOUS THROMBOSIS

Biology

        The composition of a thrombus in a vein differs from that of a thrombus in an artery. Arterial thrombosis occurs in rapidly flowing blood and tends to be initiated by platelets. By contrast, a thrombus in a vein is composed primarily of fibrin and red blood cells in addition to platelets. Fibrin is generated by thrombin synthesized as a result of restricted blood flow through veins.

        The Company is pursuing several approaches for the treatment of venous thrombosis. These approaches are designed to inhibit thrombin synthesis or to inhibit other elements of the coagulation process that lead to thrombin generation. The Company's programs in this area focus on identifying agents to inhibit the activity of the prothrombinase complex, the enzyme responsible for production of thrombin. Interrupting the activity of this complex may arrest coagulation, thrombosis and other potentially pathological conditions caused by thrombin. One of the critical components of the prothrombinase complex, factor Xa, is the enzyme responsible for converting prothrombin into active thrombin. The Company believes that compounds identified through such approaches may also have applications in the treatment of acute arterial thrombosis and restenosis and plans to evaluate certain of these compounds for such applications.

Disease and Markets - Acute and Chronic Care

        Deep Vein Thrombosis and Pulmonary Embolism. Over 270,000 hospitalized patients in the United States are diagnosed with deep vein thrombosis and pulmonary embolism annually. Thrombosis, primarily in the pelvic and leg veins, can occur after surgery (particularly joint replacement surgery), injury, immobilization or increased intra-abdominal pressure. Fragments of blood clots from veins can embolize (or migrate) to pulmonary arteries, leading to impaired oxygenation, acute right heart failure or pulmonary infarction. Left untreated, approximately 25% of patients with pulmonary embolism die. Estimates for the number of patients in the United States who are candidates for prophylaxis against deep vein thrombosis and pulmonary embolism exceed two million annually.

Factor Xa Inhibitor Program

        The Company has identified the factor Xa/prothrombinase complex as a target for small molecule inhibitors. The prothrombinase complex catalyzes the conversion of prothrombin to thrombin. The Company believes that this mechanism of action, specific factor Xa blockade, offers the possibility for a safer and potentially more efficacious approach to arterial and venous thrombosis than is presently available with agents that inhibit both thrombin activity and generation (heparin and low molecular weight heparin). COR scientists have discovered multiple chemical classes of novel small molecule inhibitors with high potency and specificity which have been shown to block both arterial and venous thrombosis in various animal models. A lead compound that can be administered either intravenously or subcutaneously is currently in preclinical development at COR.

        In addition, the Company is continuing research to identify orally active factor Xa inhibitors and has identified potential lead candidates. The development of either parenteral or orally active inhibitors in this class may have application in both the venous and arterial markets and may offer significant clinical advantages over presently available agents such as heparin or coumadin.

RESTENOSIS

Biology

        Interventional procedures such as angioplasty disrupt the endothelial cell lining of an artery and further damage the arterial wall. This injury exposes atherosclerotic plaque and healthy arterial tissue to the flowing blood, causing thrombosis at the site of injury. Platelets that have adhered at this site, as well as white cells that are attracted to the site of injury, secrete growth factors that promote cell growth and injury healing. Smooth muscle cell migration into the intima mediated by growth factors such as platelet-derived growth factor ("PDGF") is thought to play an important role in the mutual proliferation that follows vascular injury such as that induced by balloon angioplasty. Restenosis is a complex process of mechanical factors including vasoconstriction and remodeling of the arterial wall that can also contribute to lumen narrowing. Restenosis can occur when smooth muscle cells migrate from the inner layers of the cell wall to the injured surface of the artery and rapidly proliferate, causing the artery to narrow.

        Multiple growth factors induce the migration and/or proliferation of smooth muscle cells. Experiments in animal models have demonstrated that three such potential factors in mediating the growth and migration of smooth muscle cells are PDGF, fibroblast growth factor ("FGF") and thrombin, and that antibodies that block the action of PDGF and FGF can specifically inhibit the vascular response to injury. Independent studies have demonstrated that the growth-promoting effects of PDGF and FGF are mediated by receptors located on smooth muscle cells. Studies have also demonstrated in animal models that induced injury to arteries can significantly increase the number of PDGF receptors on smooth muscle cells in the blood vessel wall. The Company has exclusively licensed certain patent rights to PDGF and FGF receptors from the Regents of the University of California, although there can be no assurance that these licenses will provide effective protection against competitors. See "Patents, Proprietary Rights and Licenses."

Disease and Markets

        Angioplasty procedures are generally successful in immediately increasing blood flow, but may not have prolonged efficacy. Independent studies indicate that up to 30% of coronary angioplasty patients suffer a significant re-narrowing of the vessel within three to six months of the procedure. Restenosis rates have declined recently with the rapid acceptance of coronary stenting to accompany coronary angioplasty, perhaps by preventing the mechanical factors that promote restenosis. Interventional cardiologists are expected to continue to embrace this relatively new procedure. Since the occurrence of restenosis is unpredictable, whether or not coronary stents are deployed, the Company believes that if an effective treatment for restenosis were available, it might be utilized on a prophylactic basis in substantially all coronary angioplasty procedures. Moreover, coronary stenting is still complicated by the occurrence of restenosis, particularly in smaller vessels. Recent studies have suggested that the principal mechanism of restenosis in stented coronary arteries is neointimal proliferation rather than remodeling and/or constriction of the stented vessel.

Growth Factor Receptor Antagonist Program

        The Company's growth factor inhibitor program is directed toward the discovery of protein and small molecule inhibitors of certain growth factor receptor inhibitors in the tyrosine kinase family. In November 1992, the Company entered into a collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") focused on the discovery and development of small molecule pharmaceuticals, primarily for the prevention of restenosis following angioplasty. The collaboration targets certain growth factor receptors. This collaborative research program has been extended through November 1998. The Company and Kyowa Hakko have identified multiple classes of small molecule agents that specifically block the tyrosine kinase activity of the target receptors and are long acting and bioavailable. COR and Kyowa Hakko are evaluating lead compounds in animal models and are pursuing the preclinical development of a specific protein growth factor inhibitor. In 1996, the program was expanded to include the development of certain identified protein factor inhibitors. Potential clinical indications include restenosis, as well as the prevention of neo-vascularization such as that seen in diabetic retinopathy. See "Collaboration Agreements - Relationship with Kyowa Hakko."

Thrombin Receptor Inhibitor Program

        The Company's thrombin receptor inhibitor program is directed toward the discovery of agents for the treatment of arterial thrombosis and restenosis and may also address certain non-cardiovascular diseases. Thrombin is an enzyme that has multiple effects on cells and proteins within the vasculature and is the most potent activator of platelets. Thrombin mediates cellular events through interactions with at least one protease activated G protein-linked receptor found on platelets, as well as on most vascular cells, including smooth muscle and endothelial cells. In December 1993, the Company and Ortho Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson, entered into a worldwide collaboration to research, develop and commercialize thrombin receptor agonists and antagonists. In 1996, Ortho exercised its option to extend the research term, which ends in December 1998. The Company and Ortho have investigated a variety of approaches to identify compounds that agonize or antagonize the thrombin receptor, have identified lead compounds and are evaluating these compounds. The Company has an exclusive, worldwide license from the Regents of the University of California to certain patent rights relating to the thrombin receptor. See "Collaboration Agreements - Relationship with Ortho."

        In addition to the collaboration with Ortho, the Company is investigating a novel member of the class of protease-activated G protein-linked receptors to which it has obtained exclusive worldwide rights. See "Patents, Proprietary Rights and Licenses."

Platelet ADP Receptor Program

        A specific receptor exists for ADP on the surface of platelets that plays a key role in promoting platelet activation and aggregation. The Company has successfully identified a lead compound of novel structure that specifically binds to this receptor and blocks ADP-induced platelet aggregation. Chemical modification of this compound is now underway in an attempt to develop oral, long-acting inhibitors of this platelet activation pathway. Such a molecule might provide a safe and effective means for preventing acute and chronic arterial diseases.

Myocardial Signal Transduction Program

        The Company has initiated a research program directed toward the unmet clinical needs of patients with heart failure. Heart failure is viewed as a progressive disease typically initiated by a singular insult such as MI. Thereafter, cardiac dilatation representing dysfunction of the remaining normal myocardium ensues. COR is focusing on particular molecular targets in a specific signaling pathway as a site for intervention. This program may also have application in the treatment of acute and chronic coronary syndromes.

Integrin Signaling Program

        The Company has initiated a research program to discover mechanisms of integrin signal transduction. This effort is being conducted in collaboration with investigators at the Scripps Research Foundation. Integrins play a key role in modulating not only cell migration and shape but also growth and differentiation, thus placing them at a central location in a variety of disease processes. The Company believes that inhibitors of these integrin signaling pathways may be useful for the treatment or prevention of a wide variety of disorders including thrombosis, inflammation, atherosclerosis and tumor metastasis.

Non-cardiovascular Research Applications

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

DRUG DISCOVERY CAPABILITIES

        To achieve its drug discovery objectives, the Company has established advanced capabilities in several key technology areas:

Cardiovascular Biology

        The Company's scientists and advisors have contributed to a number of the key advances in the scientific understanding of thrombosis, restenosis and heart failure. The Company has applied this expertise in its choice of specific disease targets and in the creation of its drug discovery strategies. Thus far, the Company's major focus has been on thrombosis, the process underlying the syndromes of AMI, unstable angina and restenosis, the process of vascular smooth muscle cell proliferation following PTCA or other vascular interventional procedures. COR scientists have targeted several of the potential mechanisms that regulate intravascular thrombosis or restenosis, including the platelet, the coagulation factor cascade, and the vascular wall. COR's approach has been to understand the pathophysiology of the disease process itself, and then to identify and characterize molecular targets for which an agonist or antagonist might have a positive therapeutic impact.

High Throughput Screening

        The Company has applied its biological expertise to develop a variety of novel molecular assays suitable for high throughput screening. For each high throughput screening assay developed, numerous secondary assays for confirming in vitro activity and specificity are also developed. The Company's screening library consists of compounds either developed internally or purchased from commercial and academic groups. The Company uses computer-based algorithms to model molecular diversity in order to maximize the overall diversity of its compound library. High throughput screening using multiple proprietary assays against the Company's molecular targets is currently ongoing at the Company.

Medicinal Chemistry

        The Company has established small organic molecule synthesis capabilities. These capabilities use both structure-based design principles and traditional analog synthetic approaches directed at small molecules discovered through screening of organic molecule libraries in COR's proprietary assays. The Company also has a combinatorial chemistry program. The Company believes it has developed particular expertise in the ability to develop small molecule organic compounds that mimic the activity of peptide leads using structure-based design approaches. This capability enables the Company to more effectively generate compounds with appropriate pharmaceutical properties, such as oral bioavailability and a prolonged half-life.

Animal Model Studies

        The Company has established an important internal capability in the area of animal models. The Company uses a variety of animal models, including proprietary internally developed models that are relevant to the Company's disease targets. In addition, the Company works closely with outside consultants and laboratories in other areas, such as the development of knock-out and transgenic models, and the evaluation of compounds in primate models. Using internal and external capabilities, compounds with therapeutic potential can be rapidly evaluated in multiple complementary models to assess their activity.

COLLABORATION AGREEMENTS

        The Company evaluates, on an ongoing basis, potential collaborations with other companies where such relationships may complement and expand the Company's research, development, sales or marketing capabilities.

Relationship with Schering

        In April 1995, the Company entered into a collaboration agreement with Schering to develop and commercialize INTEGRILIN on a worldwide basis. Schering paid the Company a $20 million licensing fee upon signing the agreement. Schering has agreed to pay the Company additional milestone payments if specified development goals are achieved.

        Under the agreement, decisions regarding the ongoing development and marketing of INTEGRILIN are generally subject to the oversight of a joint Steering Committee with equal membership from the two companies, although certain development decisions are allocated specifically to COR, and in those markets where Schering has exclusive marketing rights, Schering has decision-making authority with respect to marketing issues. Schering participates in and shares the costs of developing INTEGRILIN. The parties work closely with each other in connection with regulatory matters, although COR retains primary responsibility for filings in the United States and Canada, while Schering has primary responsibility for such filings elsewhere in the world.

        Both parties will have the right to co-promote INTEGRILIN in the United States and Canada and share profits, if any, in these countries. In Europe, Schering has the right to launch the product as an exclusive licensee on a royalty-bearing basis for a period of time to be determined as provided in the agreement. Following this initial period, COR has the right to co-promote the product in Europe and share profits. In all co-promotion territories, the exact profit-sharing ratio between the companies will depend on the amount of sales effort contributed by each company. Outside of the United States, Canada and Europe, Schering is the exclusive licensee on a royalty-bearing basis. As part of this collaboration, Schering has granted an option to the Company to co-promote in the United States an existing Schering cardiovascular product for a limited period of time, as a mechanism to help defray the costs of developing a new sales force and to help integrate the COR and Schering sales forces. Under the terms of the agreement, both parties have certain rights to terminate for breach. In addition, Schering has the right to terminate the agreement in the event that an initial regulatory approval for INTEGRILIN is not received by December 31, 2004 in at least one of the specified major countries.

Relationship with Ortho

        In December 1993, the Company entered into a collaboration agreement with Ortho, focusing on the joint discovery, development and commercialization of novel pharmaceuticals that may result from collaborative research on the thrombin receptor. The Company and Ortho each provided specified levels of internal resources to the collaborative research over the initial three-year research term. The research term extends until December 1998. In connection with the extension of the agreement, Ortho made a one time payment to the Company of $2.4 million in 1996 for research to be performed during the remaining term of the contract.

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

        In connection with the collaboration with Ortho, in January 1994, the Company sold to Johnson & Johnson Development Corporation ("JJDC"), a subsidiary of Johnson & Johnson, 533,333 shares of Common Stock at $15.00 per share, for an aggregate purchase price of $8 million, in a private placement. In September 1996, Ortho exercised its option to extend the term of the agreement, and pursuant to the terms of the original agreement, the Company sold JJDC an additional 399,106 shares of Common Stock at $10.02 per share, for an aggregate purchase price of $4 million, also in a private placement.

Relationship with Kyowa Hakko

        In November 1992, the Company entered into a collaboration agreement with Kyowa Hakko focused on the discovery and development of small molecule pharmaceuticals, primarily for the prevention of restenosis following angioplasty. The collaboration targets a defined class of growth factor inhibitors. This collaborative research program has been extended through November 1998. In December 1996, the collaboration was expanded to include the development of certain identified protein growth factor inhibitors. Both companies have committed significant internal resources to all phases of research. The Company has exclusive development and marketing rights in the United States for any products resulting from the collaboration, and Kyowa Hakko has exclusive development and marketing rights in Asia for any such products. The two companies have agreed to develop and commercialize jointly any such products on a shared economic basis in the rest of the world. The agreement further provides that Kyowa Hakko will have the exclusive right to develop and commercialize small molecule products for indications related solely to a single, defined non-cardiovascular disease indication outside of the United States.

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

Relationship with Lilly

        Collaborative research under a collaboration agreement with Eli Lilly and Company ("Lilly") ended by the terms of the agreement in April 1996. The Company has the exclusive right to develop and commercialize certain compounds which were the subject of the collaboration, subject to a royalty to Lilly. In addition, the Company has the exclusive right to research, develop and commercialize certain potential oral compounds which were the subject of the collaboration, also subject to a royalty to Lilly. COR and Lilly have shared rights with respect to all other compounds which were the subject of the collaborative research.

Research Collaborations

        The Company is actively engaged in collaborations with consultants at a number of universities and medical centers in a number of areas. While the Company believes its agreements with its ongoing collaborators provide incentives to all parties, there can be no assurance that the relationships will be successful. Although under its current arrangements the Company and its collaborators will work exclusively with each other within a defined field for a defined period, there can be no assurance that a collaborator or collaborators will not terminate an agreement with the Company or pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by the Company. Even if a collaborator continues its participation in its program with the Company, it may nevertheless determine not to actively pursue the development or commercialization of any particular product or product opportunity. In such event, the Company's ability to pursue such potential products could be severely limited.

COMPETITION

        Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and competition is intense and expected to increase. The Company's most significant competitors are major pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Emerging pharmaceutical and biotechnology companies may also prove to be significant competitors, particularly through collaboration arrangements with large pharmaceutical companies. Many of these competitors have cardiovascular products approved or in development, and operate large, well-funded cardiovascular research and development programs. Furthermore, academic institutions, governmental agencies, and other public and private research organizations conduct research, seek patent protection and establish collaboration arrangements for product and clinical development and marketing in the cardiovascular disease field and other areas being targeted by the Company. In addition, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

        The Company is aware of products in research or development by its competitors that address all of the diseases and disorders being targeted by the Company, and any of these products may compete with potential products being developed by the Company, depending upon the indication for which each such product is approved. In particular, many of the Company's competitors have programs specifically designed to develop parenteral and oral GP IIIb-IIa inhibitors. One of these companies has a monoclonal antibody-based parenteral GP IIb-IIIa inhibitor, abciximab, that has received regulatory approval, was introduced in 1995 and is being developed by Centocor, Inc. and marketed by Lilly. In addition, Merck & Co, Inc. ("Merck") has completed multiple phase III trials of another parenteral GP IIb-IIIa antagonist, tirofiban, and has announced its intention to seek marketing approval. Orally available GP IIb-IIIa inhibitors are being developed by a number of pharmaceutical companies with agents at various stages of development. The Company believes these compounds are not likely to represent direct competition for injectable products as they are being designed for chronic therapies, are expected to be dosed to have a lesser anti-platelet effect and to be designed to have a long biological half-life. There can be no assurance that these competitors will not succeed in developing products or technologies that are more effective than those being developed by the Company or that would render the Company's technology obsolete or noncompetitive.

        Any product which the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. For certain of the Company's potential products, an important competitive factor will be the timing of market introduction of competitive products. Accordingly, important competitive factors will be the relative speed with which companies can develop products, complete the clinical testing and approval processes and supply commercial quantities of the product to the market. With respect to clinical testing, competition may also delay progress by limiting the number of clinical investigators and patients available to test the Company's potential products.

        In addition to the above factors, competition is based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

MARKETING AND SALES STRATEGY

        The Company's strategy is to market any products for which it obtains approval either directly or through co-promotion arrangements or other licensing arrangements with pharmaceutical or biotechnology companies. The Company's products under development are targeted towards the acute care as well as the chronic care markets. The Company intends to retain selected North American and European marketing rights for products where appropriate.

        COR and Schering will launch, market and co-promote INTEGRILIN in the United States and Canada, if approved. Schering has the right to launch INTEGRILIN in Europe and would pay the Company royalties for a specified initial period, after which the Company would have the right to co-promote and share any resulting profits.

        The primary target customer groups for INTEGRILIN will be interventional cardiologists, clinical cardiologists and emergency room physicians. In addition, hospital pharmacy directors and formulary members will be important, as well as nurses and non-medical audiences who affect buying decisions. COR intends to hire its own marketing and sales organization for the launch of INTEGRILIN in the United States and Canada. Educational, advertising and promotional programs will supplement the direct sales force selling effort. See "- Collaboration Agreements - Relationship with Schering."

        The Company has not developed a specific commercialization plan with respect to other potential products. Implementation will depend in large part on the market potential of any product candidates, as well as on the Company's financial resources. The Company may establish co-promotion, corporate partner or other arrangements for the marketing and sale of certain of its products and in certain geographic markets. There can be no assurance that the Company will be successful in establishing such arrangements, or that these arrangements will result in the successful marketing and sales of the Company's products, if any.

        Sales of the Company's products in development will be dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. The Company plans to meet with administrators of these plans to discuss the potential medical benefits and cost-effectiveness of its products. The Company believes this approach may assist in obtaining reimbursement authorization for its products from these third-party payors. There can be no assurance that the Company will be able to establish its own marketing and sales force for INTEGRILIN or its other potential products, or that any such sales force, if established, would be successful.

PROCESS DEVELOPMENT AND MANUFACTURING

        The Company currently does not have the capacity to manufacture its potential products, is dependent on contract manufacturers or collaboration partners for the production of its potential products for preclinical research and clinical trial purposes and expects to be dependent on such manufacturers or collaboration partners for commercial production. The Company has no experience in manufacturing pharmaceutical or other products or in conducting manufacturing testing programs required to obtain FDA and other regulatory approvals. The Company has no manufacturing facilities for either the commercial production of bulk drug substances or the manufacture of final dosage forms.

        The Company relies primarily on third parties for the manufacture of INTEGRILIN and other product candidates for preclinical and clinical purposes. Production of INTEGRILIN, both for any future clinical trials and for possible commercialization, will also be done through contract manufacturers. There can be no assurance that the arrangements with third-party manufacturers will be successful.

        In connection with the commercialization of its potential products, the Company may establish multiple third-party manufacturing sources on commercially reasonable terms for its products. There can be no assurance that the Company will be able to establish such sources on commercially reasonable terms, or, if such sources are established, that the sources will be successful. In the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially acceptable terms, it may not be able to commercialize its products as planned. The Company's dependence upon third parties for the manufacture of its potential products may adversely affect the Company's profit margins, if any, and its ability to develop and manufacture products on a timely and competitive basis.

        The Company believes that material that has been produced by contract manufacturers has been done in conformity with applicable regulatory requirements. The Company has established a quality control program, including a set of standard operating procedures, intended to ensure that the Company's compounds are manufactured in accordance with Current Good Manufacturing Practices ("CGMP"), the requirements of the California State Board of Pharmacy and other applicable regulations. Any contract manufacturers that the Company may use must adhere to CGMP. If these facilities cannot pass a pre-approval plant inspection, the likelihood of the FDA's pre-market approval of INTEGRILIN will be adversely affected. Certain material manufacturing changes that may occur after approval are also subject to FDA review and approval. There can be no assurance that the FDA or other regulatory agencies will approve the processes or the facilities by which any of the Company's products may be manufactured. In addition, if the facilities cannot pass regular post-approval FDA inspections, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary, and other sanctions could be applied, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "-Government Regulation."

        The Company believes the contracted supply of INTEGRILIN is sufficient to conduct future clinical trials and initial commercial launch as currently planned. The Company is working with its vendors on capacity forecasts and planning, with the objective of assuring adequate supply. The Company has established long-term supply arrangements with a bulk product supplier and with a supplier for the filling and final packaging of INTEGRILIN. In addition, the Company has qualified a second manufacturer of bulk product and has transferred the necessary process technology to that manufacturer. The Company's manufacturing plans include the addition of capacity both with its existing suppliers and with secondary manufacturers of bulk and finished product. There can be no assurance that agreements with alternative contract manufacturers can be reached if required, on a timely basis, or at all. The Company may need expanded capacity to meet market demand, if any. If this were to occur there is no assurance that such capacity could be expanded in a timely manner, or at all.

        The Company believes that all of its existing compounds can be produced using established manufacturing methods, including cell culture, fermentation or traditional pharmaceutical synthesis. The manufacture of the Company's compounds is based in part on technology that the Company believes to be proprietary. Contract manufacturers may utilize their own technology, the technology of the Company or that of third parties. Successful technology transfer is needed to ensure success with potential secondary suppliers. There can be no assurance that such manufacturers will abide by any limitations or confidentiality restrictions in licenses with the Company. In addition, any such manufacturer may develop process technology related to the manufacture of the Company's compounds that such manufacturer owns either independently or jointly with the Company. This would increase the Company's reliance on such manufacturer or require the Company to obtain a license from such manufacturer in order to have its products manufactured. There can be no assurance that any such license would be available on terms acceptable to the Company, if at all.

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

PATENTS, PROPRIETARY RIGHTS AND LICENSES

        The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company plans to prosecute and defend its patent applications aggressively, including any patents that may issue, as well as its proprietary technology. The Company has filed, or has licensed exclusively, a series of related patent applications with respect to each of its product candidates in development.

        The Company's success will depend in part on its ability to obtain patent protection for its product candidates both in the United States and in other countries. The Company has patents or has filed applications for patents covering many of its products, including INTEGRILIN, and processes, various aspects of the Company's platelet aggregation inhibitor, growth factor receptor and venous thrombosis programs, as well as other programs. Many of the patents or applications include composition of matter claims relating to a number of the Company's compounds.

        The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, the Company does not know whether any of its applications will result in the issuance of patents or, whether any of its issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("USPTO") or, with respect to foreign patents and patent applications, with foreign regulatory agencies, to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. In October 1997, a patent opposition was filed in Europe by another company, against the claims of a patent granted to the Company in Europe covering broad, generic claims for INTEGRILIN, as well as numerous related compounds that are not part of the Company's core technology. The opposition asserts that all claims of the patent are unpatentable. The Company believes that the opposition is without merit and intends to vigorously defend its patent. However, there can be no assurance that this patent opposition will not result in an unfavorable outcome. An unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any additional patents, if issued to the Company, would be held valid by a court of competent jurisdiction in the event of a challenge. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

        The development of therapeutic products for cardiovascular applications is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications are competitive with the Company's applications, or conflict in certain respects with claims made under applications that cover one or more of the Company's programs. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued, which could materially adversely affect the Company's prospects. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, no assurance can be given that the Company would be able to obtain licenses to these patents at a reasonable cost, or develop or obtain alternative technology.

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

        The Company has obtained licenses from a number of universities, companies and research institutions to technologies, processes and compounds that it believes may be important to the development of its products. These agreements require the Company to pay license maintenance fees and. upon commercial introduction of certain products, pay royalties. These include an exclusive license agreement with the Regents of the University of California that may be canceled or converted to a non-exclusive license if specified milestones are not achieved. There can be no assurance that any of these licenses will provide effective protection against the Company's competitors.

GOVERNMENT REGULATION

        The production and marketing of the Company's products and its ongoing research and development activities are subject to extensive regulation by numerous government authorities in the United States and other countries. Prior to marketing in the United States, any product developed by the Company must undergo rigorous preclinical testing and clinical trails and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act (the "FDC Act"). Satisfaction of such regulatory requirements, which includes demonstrating that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product, and requires the expenditure of substantial resources. Preclinical studies must be conducted in compliance with Good Laboratory Procedures ("GLP") regulations. Clinical testing must meet requirements for Institutional Review Board ("IRB") oversight and informed consent, as well as FDA prior review, oversight and Good Clinical Practice ("GCP") regulations. The Company has limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval. Furthermore, the Company or the FDA may suspend clinical trials at any time if either believes that the subjects participating in such trials are being exposed to unacceptable health risks.

        The steps ordinarily required before a drug may be marketed in the United States include (a) preclinical testing and clinical trials; (b) the submission to the FDA of an IND application which must become effective before clinical trials may commence; (c) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (d) the submission to the FDA of an NDA; and (e) FDA approval of the applications, including approval of all product labeling.

        Preclinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials or that the lack of an objection means that the FDA will ultimately approve an application for marketing approval.

        Before receiving FDA approval to market a product in accordance with the above procedures, the Company will have to demonstrate that the product is safe and effective. Data obtained from preclinical testing and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional Government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Similar delays may also be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. If regulatory approval of a product is granted, such approval will be limited to those specific segments of the population for which the product is effective, as demonstrated through clinical trials. Furthermore, approval may entail ongoing requirements for post-marketing studies. There can be no assurance that any product developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive or maintain marketing approval.

        Outside the United States, the Company's ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (the "EU"), procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authorities are satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

        In addition, among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer's (either the Company's own or a third-party manufacturer's) quality control and manufacturing procedures conform to CGMP which must be followed at all times. The FDA enforces CGMP requirements through periodic unannounced inspections. There can be no assurance that the FDA will determine that the facilities and manufacturing procedures of the Company or any third-party manufacturer of the Company's products candidates will conform to CGMP requirements. Additionally, the Company or its third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties such as restrictions on a product's marketing or withdrawal of a product from the market.

        The FDA's policies may change and additional governmental regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. The Company is unable to predict the likelihood of adverse governmental regulation that might arise from future legislation or administrative action, either in the United States or abroad. Furthermore, the Company or the FDA may suspend clinical trials at any time if it believes that the subjects participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

PHARMACEUTICAL PRICING AND REIMBURSEMENT

        In both domestic and foreign markets, sales of the Company's proposed products will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. In addition, other third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. In many major markets outside the United States, pricing approval is required before sales can commence. There can be no assurance as to what price can be obtained or whether government-approved prices, once established, may not be reduced in subsequent years. There can be no assurance that the Company's potential products will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's potential products, the market acceptance of these products would be adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

INSURANCE

        The testing, marketing and sale of human pharmaceuticals expose the Company to significant and unpredictable risks of product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. Such risks will exist even with respect to any products that receive regulatory approval for commercial sale. While the Company has obtained liability insurance for its clinical trials for INTEGRILIN and other product candidates in clinical trials, there can be no assurance that it will be sufficient to satisfy any liability that may arise. There can be no assurance that adequate insurance coverage will be available in the future at acceptable cost, if at all, or that a product liability claim would not adversely affect the business or financial condition of the Company.

EMPLOYEES

        As of March 2, 1998, the Company had 182 full-time employees, of whom 121 were in research and development and 61 were in marketing, general and administrative areas.

        All employees are located at the Company's facility in South San Francisco, California. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its employee relations to be good. The Company's policy is to enter into confidentiality agreements with its employees and consultants.


                             ADDITIONAL RISK FACTORS

        Stockholders or investors in shares of the Company's Common Stock should carefully consider the following additional risk factors, in addition to other information in this Report.

UNCERTAINTY RELATED TO REGULATORY APPROVAL OF INTEGRILIN

        In order to commercialize any of its products under development, the Company must demonstrate with substantial evidence through clinical trials and to the FDA's satisfaction that INTEGRILIN is safe and effective for use in the indications for which approval is requested. In 1995, prior to completing the PURSUIT trial, COR studied INTEGRILIN in the treatment of elective and urgent coronary angioplasty in the IMPACT II trial. Based on the data from this trial, COR submitted an NDA for INTEGRILIN as an adjunct to PTCA". The application was reviewed by the Advisory Committee in February 1997. Although the Advisory Committee stated that the trial had shown positive results, it was determined by the FDA that the trial, as a single study, was insufficient for approval of INTEGRILIN. In early October 1997, based on the positive data from the PURSUIT trial, the Company submitted an amendment to its NDA to seek marketing approval for unstable angina and NQMI and coronary angioplasty.

        In January 1998, the Advisory Committee met and recommended that INTEGRILIN receive marketing approval for use in the setting of coronary angioplasty. The recommended indication is essentially the same as the indication originally considered by the Advisory Committee in February 1997. At the January 1998 meeting, the

Advisory Committee concluded that the PURSUIT trial demonstrated a beneficial treatment effect for INTEGRILIN when used in the setting of acute coronary syndromes. However, the Advisory Committee also concluded that the PURSUIT trial alone was not a sufficient basis for approval of INTEGRILIN in the treatment of acute coronary syndromes. The Company is currently consulting with the FDA regarding its application for approval of INTEGRILIN.

        In April 1996, Schering, the Company's worldwide partner for INTEGRILIN in all indications, filed an application for marketing approval of INTEGRILIN in Europe. This application was withdrawn in April 1997. In January 1998, Schering submitted an application for marketing approval of INTEGRILIN in Europe for the treatment of unstable angina and NQMI and as an adjunct to PTCA.

        There is no assurance that INTEGRILIN will receive marketing approval in any country on a timely basis or at all. Notwithstanding the recommendation of the Advisory Committee, there is no assurance that marketing approval for INTEGRILIN can be obtained on the basis of the clinical trials conducted to date, can be obtained if additional trials are conducted, or if obtained will not be substantially delayed. If INTEGRILIN is approved for marketing in one indication, there is no assurance it will prove effective or be approved for marketing in any other indication. The failure of the Company to obtain marketing approval for INTEGRILIN or a significant delay in obtaining such approval would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the indications for which INTEGRILIN may be approved could have a material effect on the market acceptance of INTEGRILIN. The failure of the Company to obtain approval for indications with sufficient patient populations or for indications where existing treatments are not available or are not optimal could have a material adverse effect on the Company's business, financial condition and results of operations.

NO ASSURANCE OF MARKET ACCEPTANCE OF INTEGRILIN

        Even if the requisite regulatory approvals for INTEGRILIN are obtained, there is no assurance that such product would be accepted in the United States or foreign markets. A number of factors may affect the rate and overall market acceptance of INTEGRILIN, including the perception by physicians and other members of the health care community of the safety and efficacy of INTEGRILIN on an absolute basis or in comparison to other drugs, the price of INTEGRILIN relative to other drugs or competing treatment modalities, the availability of third-party reimbursement, and the effectiveness of the sales and marketing efforts by the Company and Schering relative to the sales and marketing efforts of competitors. In addition, side effects or unfavorable publicity concerning INTEGRILIN or comparable drugs on the market could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance.

        INTEGRILIN is a small synthetic peptide that blocks the platelet receptor GP IIb-IIIa to inhibit platelet aggregation. INTEGRILIN may compete with abciximab, a monoclonal antibody GP IIb-IIIa inhibitor developed by Centocor, Inc. and marketed by Lilly for use in angioplasty, the same indication for which the Advisory Committee recommended approval of INTEGRILIN, which was introduced to the market in the United States and Europe in 1995. The extent of such competition will depend upon indications for which each agent is ultimately approved and other indications for which physicians may prescribe these agents. In addition, other companies also have GP IIb-IIIa inhibitors under development, including Merck, which completed multiple Phase III trials of its own GP IIb-IIIa inhibitor and has announced its intention to seek marketing approval of such product. There can be no assurance that INTEGRILIN, if approved by the FDA, will obtain market acceptance for any indication.

LACK OF MARKETING AND SALES EXPERIENCE

        The Company currently does not have marketing, sales or distribution experience. The Company's strategy is to market and sell INTEGRILIN directly in the United States and Canada. Therefore, the Company must develop a substantial sales force with technical expertise. The Company does not have any experience in developing, training or managing a sales force. The Company will incur substantial additional expenses in developing, training and managing such an organization. There can be no assurance that the Company will be able to build such a sales force for INTEGRILIN, that the cost of establishing such a sales force will not exceed any product revenues, or that the Company's direct marketing and sales efforts will be successful. In addition, the Company competes with many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales efforts will compete successfully against such other companies. See "Marketing and Sales Strategy."

UNCERTAINTIES RELATED TO CLINICAL TRIALS

        Before obtaining required regulatory approvals for the commercial sale of any of the Company's potential products under development, the Company must demonstrate through preclinical testing and clinical trials and, to the FDA's satisfaction, that each product is safe and effective for use in indications for which approval is requested. The results from preclinical testing and early clinical trials may not be predictive of results obtained in large clinical trials. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

        The development of safe and effective products is highly uncertain and subject to numerous risks. Product candidates that may appear to be promising in development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality or may fail to achieve market acceptance. Completion of research, preclinical testing and clinical trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. In addition, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development. No assurance can be given that any of the Company's development programs will be successfully completed, that any regulatory applications to conduct clinical trials will be approved by the FDA or other regulatory authorities or that clinical trials will commence as planned.

        All of the Company's potential products are subject to extensive regulation and will require approval from the FDA and other regulatory agencies prior to commercial sale. The cost to the Company of conducting clinical trials for any potential product can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the extent of development and financial support, if any, from corporate partners. Because of the intense competition in the cardiovascular market, the Company may have difficulty obtaining sufficient patient populations or clinician support to conduct its clinical trials as planned and may have to expend substantial additional funds to obtain access to such resources, or delay or modify its plans significantly. See "Competition" and "Government Regulation."

NEED FOR FUTURE FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL

        The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop and optimize such technology and proposed products, to establish manufacturing, marketing and sales capabilities and to bring any such products to market. The Company's future capital requirements will depend upon many factors, including continued scientific progress in the research and development of the Company's technology and drug programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims or trade secrets, and product commercialization activities.

        The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations at least through 1999. The Company will seek additional funding through collaboration arrangements and public or private financings, including equity financings. No assurance can be given that such additional funding will be available on favorable terms, if at all. In such event, the Company may need to delay or curtail its research and development activities to a significant extent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

UNCERTAINTY OF FUTURE PROFITABILITY; ACCUMULATED DEFICIT

        The Company had an accumulated deficit as of December 31, 1997 of $161,550,000. The Company expects to incur operating losses for the next several years. These losses may increase as the Company expands its research and development and commercialization activities, and such losses may fluctuate significantly from quarter to quarter. There can be no assurance that the Company will ever successfully develop, receive regulatory approval for, commercialize, manufacture, market or sell any product or achieve or sustain significant revenues from product sales or profitable operations.

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

        The Company has established collaboration arrangements with Schering, Ortho and Kyowa Hakko. While the Company believes its agreements with these companies provide incentives to all parties, there can be no assurance that the relationships will be successful or will result in products. Although under its current arrangements, the Company and its collaborators will work exclusively with each other within a defined field for a defined period, there can be no assurance that a collaborator or collaborators will not terminate its agreement with the Company or pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by the Company or a collaboration. For these or other reasons, such as a change in a collaborator's strategic direction, even if a collaborator continues its contributions to the arrangement, it may nevertheless determine not to actively pursue the development or commercialization of any resulting products. In such event, the Company's ability to pursue such potential products could be severely limited.

        Under the Company's agreement with Schering, the parties have agreed to jointly develop and market INTEGRILIN. Schering is obligated, among other things, to fund a significant portion of the clinical development of INTEGRILIN and to be primarily responsible for regulatory filings outside the United States and Canada. In addition, Schering is responsible for worldwide distribution, co-promotion in the United States and Canada and all marketing and sales efforts in the rest of the world, except to the extent COR exercises its co-promotion rights in Europe. The Company recognized $19,290,000, $18,635,000 and $11,750,000 in contract revenue from its collaboration with Schering, representing substantially all of the Company's contract revenues in the years ended 1997, 1996 and 1995, respectively. In addition, Schering has agreed to pay the Company additional milestone payments if specified development milestones are achieved. If Schering were to breach or terminate its agreement with the Company, fail to pay milestone payments or its share of collaborative costs, or otherwise fail to conduct its collaborative activities in a timely manner, the Company would be required to devote substantial additional resources to the development and commercialization of INTEGRILIN or seek to obtain capabilities or funding through alternative sources, which would result in a significant delay of these activities.

        The Company evaluates, on an ongoing basis, potential collaboration agreements with other companies. Any such arrangements may limit the Company's flexibility in pursuing alternatives for the commercialization of its products. There can be no assurance that the Company will establish any additional collaboration arrangements or that, if established, such relationships will be successful. See "Collaboration Agreements."

RISK OF PRODUCT LIABILITY; UNCERTAINTY OF AVAILABILITY OF INSURANCE

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

VOLATILITY OF COMMON STOCK PRICE

        The market prices for securities of pharmaceutical and biotechnology companies, including the Company, have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the

Company or its competitors, announcements regarding collaborative agreements, governmental regulation, clinical trial results, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by the Company or others, comments made by securities analysts and general market conditions may have a significant effect on the market price of the Common Stock. In particular, the realization of any of the risks described in this Report could have a significant and adverse impact on the market price. See "Price Range of Common Stock."

NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS

        The Company is highly dependent on the principal members of its scientific and management staff. In addition, the Company relies on consultants to assist the Company in formulating its research and development strategy. Attracting and retaining qualified personnel and consultants will be critical to the Company's success. To pursue its product development and marketing plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in conducting clinical trials, government regulation, manufacturing, marketing and sales. Expansion in the areas of product development, marketing and sales is also expected to require the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces competition for qualified individuals with numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals.

        In addition, a portion of the Company's research and development is conducted under sponsored research programs with several universities and research institutions. The Company depends on the availability of a principal investigator for each such program and the Company cannot assure that these individuals or their research staffs will be available to conduct research and development for the Company. In addition, the Company's academic collaborators are not employees of the Company. As a result, the Company has limited control over their activities and can expect that only limited amounts of their time will be dedicated to Company activities. The Company's academic collaborators may have relationships with other commercial entities, some of which could compete with the Company.

RISKS ASSOCIATED WITH HAZARDOUS MATERIALS

        The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive substances. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company and could have a material adverse effect on the Company's business, financial condition and results of operations.

ANTI-TAKEOVER EFFECTS OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS

        The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. While the Company has no present intention to issue shares of Preferred Stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of the Company. The Company's Restated Certificate of Incorporation (the "Restated Certificate") provides for staggered terms for the members of the Board of Directors. In January 1995, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan, commonly referred to as a "poison pill." In addition, the Company's Restated Certificate does not permit cumulative voting. The Restated Certificate also includes a "Fair Price Provision" that requires the approval of the holders of 66 2/3% of the Company's voting stock as a condition to a merger or certain other business transactions with, or proposed by a holder of 15% or more of the Company's voting stock, except where disinterested Board or stockholder approval is obtained or certain minimum price criteria and other procedural requirements are met. These provisions, and other provisions of the Restated Certificate, the Company's bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

EXECUTIVE OFFICERS OF THE COMPANY

        The names of the Company's executive officers as of March 2, 1998 and certain information about them is set forth below:


   Name                                  Age    Position
   ----                                  ---    --------
   Vaughn M. Kailian......................53    President, Chief Executive
                                                Officer and Director

   Laura A. Brege.........................40    Senior Vice President, Finance
                                                and Chief Financial Officer

   R. Lee Douglas, Jr.....................46    Vice President, Corporate
                                                Development and Secretary

   Charles J. Homcy, M.D..................49    Executive Vice President,
                                                Research and Development and
                                                Director

   Mark D. Perrin.........................41    Executive Vice President,
                                                Commercial Operations

        Vaughn M. Kailian has served as President, Chief Executive Officer and a director of the Company since March 1990. From 1967 to 1990, Mr. Kailian was employed by Marion Merrell Dow, Inc., a pharmaceutical company, and its predecessor companies, in various general management, product development, marketing and sales positions. Mr. Kailian served as Corporate Vice President of Global Commercial Development, Marion Merrell Dow, Inc.; President and General Manager, Merrell Dow USA; Vice President, Marketing and Sales, Merrell Dow USA; and Vice President, Marketing and Sales of Merrell Dow, Europe, Africa. Mr. Kailian holds a B.A. from Tufts University. Mr. Kailian also serves as a director of Amylin Pharmaceuticals and Axys Pharmaceutical Corporation.

        Laura A. Brege has served as Senior Vice President, Finance and Chief Financial Officer of the Company since January 1998 and as Vice President, Finance and Chief Financial Officer of the Company since January 1992. During 1991, Mrs. Brege was Vice President, Finance and Chief Financial Officer of Computer Aided Service, Inc., a manufacturer and marketer of computer systems. From 1988 to 1990, she was Vice President, Finance and Chief Financial Officer of Flextronics, Inc., an electronics manufacturer. From 1982 to 1988, Mrs. Brege held various financial positions at The Cooper Companies, Inc., a multinational pharmaceutical and medical products company, last serving as Treasurer. She holds a B.S. from Ohio University and an M.B.A. from the University of Chicago.

        R. Lee Douglas, Jr. has served as Vice President, Corporate Development of the Company since March 1990, Chief Financial Officer from June 1990 to December 1991 and as Treasurer from March 1988 to May 1991. He became Secretary to the Company in May 1991. From the Company's inception until March 1990, Mr. Douglas served as President and a director of the Company. He holds a B.A. from the University of North Carolina at Charlotte and two masters degrees from Harvard University, including an M.B.A.

        Charles J. Homcy, M.D. has served as a Director of the Company since January 1998 and as Executive Vice President, Research and Development of the Company since March 1995. From 1994 until he joined the Company, Dr. Homcy was President of the Medical Research Division of American Cyanamid Company-Lederle Laboratories, a pharmaceutical company (now a division of Wyeth-Ayerst Laboratories). From 1990 until 1994. Dr. Homcy was Executive Director of the Cardiovascular and Central Nervous System Research Section at Lederle Laboratories, a pharmaceutical company. From 1991 to 1995, Dr. Homcy also served as an attending physician at The Presbyterian Hospital, College of Physicians and Surgeons, at Columbia University in New York. From 1979 to 1990, he was an attending physician at Massachusetts General Hospital and an Associate Professor of Medicine at Harvard Medical School. He received his B.A. and M.D. degrees from the Johns Hopkins University in Baltimore.

        Mark D. Perrin joined the Company as Executive Vice President, Commercial Operations in November 1995. From 1992 until he joined the Company, Mr. Perrin was Vice President, Marketing and Sales, of Burroughs Wellcome Company, a pharmaceutical company. From 1979 to 1992, Mr. Perrin held various sales and marketing positions at American Cyanamid Company-Lederle Laboratories, a pharmaceutical company (now a division of Wyeth-Ayerst Laboratories), last serving as Vice President and General Manager of Lederle Pharmaceuticals. He received his B.S. from Fordham University and a Masters of Management from Northwestern University.

ITEM 2. PROPERTIES

        The Company leases and occupies facilities consisting of approximately 100,000 square feet of laboratory and office space located in South San Francisco, California. The Company's lease expires in 1999 and contains provisions for one five-year renewal option. The Company expects it will require additional laboratory and office space as it expands its operations. The Company believes that additional space will be available on commercially acceptable terms.

        The Company currently has no production facilities.

ITEM 3.    LEGAL PROCEEDINGS

        In October 1997, a patent opposition was filed in Europe by another company, against the claims of a patent granted to the Company in Europe covering broad, generic claims for INTEGRILIN, as well as numerous related compounds that are not part of the Company's core technology. The opposition asserts that all claims of the patent are unpatentable. The Company believes that the opposition is without merit and intends to vigorously defend its patent. However, there can be no assurance that this patent opposition will not result in an unfavorable outcome. An unfavorable outcome may have a material adverse effect on the Company's business, financial condition and results of operations.

        On January 30, 1998, a securities class action lawsuit was filed in the Federal District Court in the Northern District of California, captioned Leff v. COR Therapeutics, Inc. and Vaughn M. Kailian, against the Company and its Chief Executive Officer. The lawsuit was brought on behalf of a putative class of investors in the Company's securities and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Specifically, the complaint alleges that the Company engaged in material misrepresentations and omissions concerning the Company's business and products and that the price of the Company's Common Stock was unlawfully inflated as a proximate result of such alleged misrepresentations and omissions. The Company and Mr. Kailian believe the complaint is without merit and intend to vigorously defend against this action. However, there can be no assurance that this action will not result in an unfavorable outcome. An unfavorable outcome may have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

                                           PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CORR." The following table sets forth, for the calendar periods indicated, the high and low sale prices per share of the Company's Common Stock on the Nasdaq National Market. These prices represent quotations among dealers without adjustments for retail markups, markdowns or commissions.

                                                      HIGH    LOW
                                                     ------   -----
1996
    First Quarter..................................  $12.50   $8.38
    Second Quarter.................................   11.88    8.50
    Third Quarter..................................   11.50    7.00
    Fourth Quarter.................................   11.63    8.75

1997
    First Quarter..................................   13.88    8.38
    Second Quarter.................................   11.00    7.38
    Third Quarter..................................   17.50    8.38
    Fourth Quarter.................................   26.13   16.50

        As of March 2, 1998, there were approximately 350 holders of record of the Company's Common Stock. On March 2, 1998, the last reported sale price on the Nasdaq National Market for the Company's Common Stock was $12.56 per share.

DIVIDEND POLICY

        The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        None in fourth quarter or the current year.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report. The statement of operations data for the years ended December 31, 1995, 1996 and 1997, and the balance sheet data at December 31, 1996 and 1997, are derived from the audited financial statements of the Company included elsewhere in this Report. The statement of operations data for the years ended December 31, 1993 and 1994, and the balance sheet data as of December 31, 1993, 1994 and 1995, are derived from audited financial statements not included herein. The Company has not declared or paid cash dividends on its Common Stock since inception and does not intend to pay any cash dividends in the foreseeable future.

                                                                    YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------------------------
                                                  1993         1994           1995          1996          1997
                                               ---------     ---------     ---------     ---------     ---------
                                                             (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues                                 $   2,545     $     522     $  31,850     $  18,755     $  22,190
Expenses:
    Research and development                      20,932        40,185        37,392        50,791        47,831
    Marketing, general and administrative          4,453         4,589         6,029         7,303        10,067
                                               ---------     ---------     ---------     ---------     ---------
Total expenses                                    25,385        44,774        43,421        58,094        57,898
                                               ---------     ---------     ---------     ---------     ---------
Loss from operations                             (22,840)      (44,252)      (11,571)      (39,339)      (35,708)
Interest income, net                               3,172         4,715         4,040         2,793         2,216
                                               ---------     ---------     ---------     ---------     ---------
Net loss                                       $ (19,668)    $ (39,537)    $  (7,531)    $ (36,546)    $ (33,492)
                                               =========     =========     =========     =========     =========
Net loss per share (basic and diluted)         $   (1.27)    $   (2.07)    $   (0.39)    $   (1.86)    $   (1.60)
                                               =========     =========     =========     =========     =========
Shares used in computing net loss per share       15,480        19,091        19,360        19,636        20,952


                                                                          DECEMBER 31,
                                               -----------------------------------------------------------------
                                                  1993         1994           1995          1996          1997
                                               ---------     ---------     ---------     ---------     ---------
                                                                         (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents
     and short-term investments                $ 122,197     $  94,432     $  84,834     $  53,134     $  82,569
Total assets                                     130,356       106,367       100,906        71,245        95,385
Long-term obligations                              3,108         4,669         4,574         3,365         2,817
Total liabilities                                 11,192        19,636        18,669        20,803        16,987
Accumulated deficit                              (44,444)      (83,981)      (91,512)     (128,058)     (161,550)
Stockholders' equity                             119,164        86,731        82,237        50,442        78,398

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to the historical data contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this report.

OVERVIEW

        Since its inception, the Company has focused on the discovery and development of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases. The Company has not generated any product revenues. The Company has been unprofitable since inception and has incurred a cumulative net loss of $161,550,000 during the period from inception through December 31, 1997. The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings.

        The Company's lead product candidate, INTEGRILIN, is a small synthetic peptide that prevents platelet aggregation and is intended for parenteral (injectable) administration in patients with certain acute cardiovascular indications. INTEGRILIN is being developed for the treatment of AICS, a leading cause of hospitalization in the United States.

        In August 1997, the Company announced the results of the 10,948 patient PURSUIT trial, which were presented by clinical investigators at the European Society of Cardiology's annual meeting. This trial included over 700 clinical sites in 28 countries, including 280 hospitals in the United States. The PURSUIT trial was designed to determine the effect of INTEGRILIN as an adjunct to current medical and interventional strategies in the treatment of unstable angina and NQMI, the major diseases of AICS.

        In 1995, prior to completing the PURSUIT trial, COR studied INTEGRILIN in the treatment of elective and urgent coronary angioplasty in the IMPACT II trial. Based on the data from this trial, COR submitted an NDA for INTEGRILIN as an adjunct to PTCA. The application was reviewed by the Advisory Committee in February 1997. Although the Advisory Committee stated that the trial had shown positive results, it was determined by the FDA that the trial, as a single study, was insufficient for approval of INTEGRILIN. In early October 1997, based on the positive data from the PURSUIT trial, the Company submitted an amendment to its NDA to seek marketing approval for unstable angina and NQMI and coronary angioplasty.

        In January 1998, the Advisory Committee met and recommended that INTEGRILIN receive marketing approval for use in the setting of coronary angioplasty. The recommended indication is essentially the same as the indication originally considered by the Advisory Committee in February 1997. At the January 1998 meeting, the Advisory Committee concluded that the PURSUIT trial demonstrated a beneficial treatment effect for INTEGRILIN when used in the setting of acute coronary syndromes. However, the Advisory Committee also concluded that the PURSUIT trial alone was not a sufficient basis for approval of INTEGRILIN in the treatment of acute coronary syndromes. The Company is currently consulting with the FDA regarding its application for approval of INTEGRILIN.

        In April 1996, Schering, the Company's worldwide partner for INTEGRILIN in all indications, filed an application for marketing approval of INTEGRILIN in Europe. This application was withdrawn in April 1997. In February 1998, Schering submitted an application for marketing approval of INTEGRILIN in Europe for the treatment of unstable angina and NQMI and as an adjunct to PTCA. In connection with the filing and acceptance of the application, Schering paid the Company an $8,000,000 milestone payment.

        There is no assurance that INTEGRILIN will receive marketing approval in any country on a timely basis or at all. Notwithstanding the recommendation of the Advisory Committee, there is no assurance that marketing approval for INTEGRILIN can be obtained on the basis of the clinical trials conducted to date, can be obtained if additional trials are conducted, or if obtained will not be substantially delayed. If INTEGRILIN is approved for marketing in one indication, there is no assurance it will prove effective or be approved for marketing in any other indication. The failure of the Company to obtain marketing approval for INTEGRILIN or a significant delay in obtaining such approval would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the indications for which INTEGRILIN may be approved could have a material effect on the market acceptance of INTEGRILIN. The failure of the Company to obtain approval for indications with sufficient patient populations or for indications where existing treatments are not available or are not optimal could have a material adverse effect on the Company's business, financial condition and results of operations.

        In addition to its collaboration agreement with Schering, the Company has collaboration agreements with Ortho and Kyowa Hakko. Collaborative research under an agreement with Lilly ended in April 1996, and in late 1996 the Company and Lilly amended the agreement related to the transfer of certain rights and aspects of the collaboration that continue after completion of the collaborative research.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 1997, 1996 and 1995

        Contract revenues during the three years ended December 31, 1997 resulted primarily from research and development activities associated with the agreement with Schering. Contract revenues increased to $22,190,000 in 1997 from $18,755,000 in 1996 and $12,350,000 in 1995. Contract revenues in 1997 included
$8,000,000 in development-related milestone payments from Schering related to completion of the PURSUIT trial. Contract revenues in 1997 also included $2,400,000 associated with the agreement with Ortho. Contract revenues in 1996 and 1995 included safety-related milestone payments from Schering pertaining to the conduct of clinical studies of INTEGRILIN of $9,000,000 and $6,000,000, respectively. Revenues for 1995 included $19,500,000 of a license fee relating to the agreement with Schering. Contract revenues fluctuate based on the timing and performance requirements of the contracts. The Company expects contract revenues to continue to fluctuate in the future.

        Research and development expenses were $47,831,000 in 1997 compared to $50,791,000 in 1996 and $37,392,000 in 1995. The decrease in 1997 compared to
1996 resulted from the timing of activities of the PURSUIT trial, offset in part by higher staffing levels and increased research and development activities. The increase in 1996 compared to 1995 resulted from the timing of activities of the PURSUIT trial, as well as from higher staffing levels and increased research activities. The Company expects that research and development expenses may increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, clinical trials of potential products, including INTEGRILIN.

        Marketing, general and administrative expenses increased by 38% in 1997 compared to 1996, primarily due to pre-commercial activities associated with INTEGRILIN, as well as increases in staffing and administrative expenses associated with general corporate activities. Marketing, general and administrative expenses increased by 21% in 1996 compared to 1995, primarily due to increases in staffing and administrative expenses related to general corporate activities. The Company expects marketing, general and administrative costs to continue to increase significantly over the next several years.

        Interest income decreased by 20% in 1997 compared to 1996 and by 27% in 1996 compared to 1995, primarily due to lower cash and investment balances in 1997 compared to 1996 and in 1996 compared to 1995. Interest expense decreased by 18% in 1997 compared to 1996 and by 9% in 1996 compared to 1995, primarily due to the overall decrease in the average balance of debt outstanding.

        The Company incurred a net loss of $33,492,000 in 1997 and, accordingly, no provision for federal or state income taxes was recorded. At December 31, 1997, COR had federal net operating tax loss carryforwards of approximately $153,200,000. The Company's ability to use its net operating loss carryforwards may be subject to an annual limitation in future periods. The Company believes, however, that this limitation will not have a material impact on its future operating results.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had available cash, cash equivalents and short-term investments of $82,569,000 at December 31, 1997. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and credit risk. At December 31, 1997, the Company had approximately $1,757,000 available under an equipment financing facility. The Company has funded its operations primarily through public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings.

        Net cash used for operating activities and additions to capital equipment decreased to $30,968,000 in 1997 from $35,413,000 in 1996, primarily due to the timing of milestone and contract revenues related to the agreement with Schering, partially offset by increased expenses. The Company anticipates that its expenditures for operating activities and additions to capital equipment will increase in future periods. The timing of these expenditures may vary from period to period depending on the timing and phase of, and indications pursued in, clinical trials of potential products, including INTEGRILIN. Cash provided by financing activities of $60,443,000, $3,927,000, and $1,091,000 in 1997, 1996 and 1995, respectively, resulted primarily from the issuance of common stock pursuant to a public equity financing in 1997, as well as from sale of stock in connection with the collaboration agreement with Ortho and the net effect of property and equipment financing.

        The Company expects its cash requirements will increase in future years due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, sales, general and administrative activities. The Company anticipates that its existing capital resources and interest thereon will enable it to maintain its operations at least through 1999. However, the Company's capital requirements may change depending on numerous factors including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures may be dependent on the establishment and maintenance of collaboration relationships with other companies, the availability of financing and other factors. The Company will need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. If such funds are unavailable, the Company may need to delay or curtail its research and development activities to a significant extent.

        The Company's business is subject to significant risks including, but not limited to, the success of its research and development activities, the results of its clinical trials, the length and expense of seeking regulatory approval, the costs of developing, training and managing a marketing and sales force and the introduction of competitive products or treatment modalities. In addition, the Company's product candidates may be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's business, financial condition and results of operations.


        The Company is subject to certain litigation, as more fully described under Part I, Item 3 "Legal Proceedings." The Company believes that such litigation is without merit and intends to vigorously defend itself. While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that such legal proceedings will not have a material adverse effect on the Company's business, financial condition, or results of operations.

        Until relatively recently, computer programs were written to record only two digits of date-related information, making the programs unable to properly distinguish between the year 2000 and the year 1900. Systems that cannot properly distinguish such information may generate improper data. This condition is commonly referred to as the Year 2000 Issue. The Year 2000 Issue may affect systems of organizations with which the Company conducts business, including but not limited to its corporate partners, suppliers and vendors. The Company is addressing the Year 2000 Issue with such organizations. There can be no assurance that the systems of other organizations on which the Company may rely will adequately address the Year 2000 Issue, or that failure for other organizations to address the Year 2000 Issue will not have a material adverse affect on the Company's financial condition or results of operations. In addition, the Company is continuing to review its own systems to identify and address systems that may require upgrading or reprogramming to address the Year 2000 Issue. The Company believes that the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, the nature of the Year 2000 Issue is complex, and there can be no assurance that the Company will be able to address problems that may arise from the Year 2000 Issue without incurring a material adverse effect on the Company's business, financial condition or results of operations.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
COR Therapeutics, Inc.


        We have audited the accompanying balance sheets of COR Therapeutics, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COR Therapeutics, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                           ERNST & YOUNG LLP


Palo Alto, California
January 19, 1998

                             COR THERAPEUTICS, INC.
                                 BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS

                                                                                December 31,
                                                                       -------------------------
                                                                          1997            1996
                                                                       ---------       ---------
Current assets:
    Cash and cash equivalents                                          $  22,209       $   2,615
    Short-term investments                                                60,360          50,519
    Contract receivables                                                     422           7,644
    Prepaid contract expenses                                              6,422           2,076
    Other current assets                                                     564           1,344
                                                                       ---------       ---------
       Total current assets                                               89,977          64,198
Property and equipment, net                                                5,408           7,047
                                                                       ---------       ---------
                                                                       $  95,385       $  71,245
                                                                       =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $   2,446       $   1,398
    Accrued compensation                                                   2,510           1,495
    Accrued development costs                                              3,155           7,830
    Deferred revenue                                                         886           2,900
    Other accrued liabilities                                              2,601             994
    Long-term debt--current portion                                          873           1,157
    Capital lease obligations--current portion                             1,699           1,664
                                                                       ---------       ---------
       Total current liabilities                                          14,170          17,438
Long-term debt--noncurrent portion                                         1,014             644
Capital lease obligations--noncurrent portion                              1,803           2,721
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized             --              --
    Common stock, $.0001 par value; 40,000,000 shares
       authorized; shares issued and outstanding: 23,766,519 and
       20,009,918 at December 31, 1997 and 1996, respectively                  2               2
    Additional paid-in capital                                           240,359         178,680
    Deferred compensation                                                   (440)           (249)
    Unrealized gains on short-term investments                                27              67
    Accumulated deficit                                                 (161,550)       (128,058)
                                                                       ---------       ---------
       Total stockholders' equity                                         78,398          50,442
                                                                       ---------       ---------
                                                                       $  95,385       $  71,245
                                                                       =========       =========


                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                             STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)


                                                         Year Ended December 31,
                                                 --------------------------------------
                                                   1997           1996           1995
                                                 --------       --------       --------
Revenues
    License fee                                  $    500           $ --       $ 19,500
    Contract revenues                              21,690         18,755         12,350
                                                 --------       --------       --------
       Total revenues                              22,190         18,755         31,850

Expenses
    Research and development                       47,831         50,791         37,392
    Marketing, general and administrative          10,067          7,303          6,029
                                                 --------       --------       --------
       Total expenses                              57,898         58,094         43,421
                                                 --------       --------       --------

Loss from operations                              (35,708)       (39,339)       (11,571)

Interest income                                     2,840          3,552          4,876
Interest expense                                     (624)          (759)          (836)
                                                 --------       --------       --------

Net loss                                         $(33,492)      $(36,546)      $ (7,531)
                                                 ========       ========       ========

Basic and diluted net loss per common share      $  (1.60)      $  (1.86)      $  (0.39)
                                                 ========       ========       ========
Shares used in computing basic and diluted
    net loss per common share                      20,952         19,636         19,360
                                                 ========       ========       ========


                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                      (in thousands, except share amounts)


                                                                                       Unrealized
                                                              Additional              Gains (Losses)                Total
                                                    Common      Paid-in    Deferred   On Short-term Accumulated Stockholders'
                                                     Stock      Capital  Compensation  Investments    Deficit       Equity
                                                   ---------   ---------   ---------    ---------    ---------    ---------
Balances at December 31, 1994                      $       2   $ 172,943   $    (353)   $  (1,880)   $ (83,981)   $  86,731
Issuance of 169,838 shares of common
  stock upon exercise of stock options and
  pursuant to the Employee Stock Purchase Plan            --         531          --           --           --          531
Deferred compensation related to stock
  awards of 23,292 shares of common
  stock, net of amortization                              --         254         (89)          --           --          165
Amortization of deferred compensation
  related to grant of stock options                       --          --         180           --           --          180
Unrealized gains on available-for-sale
   short-term investments                                 --          --          --        2,161           --        2,161
Net loss                                                  --          --          --           --       (7,531)      (7,531)
                                                   ---------   ---------   ---------    ---------    ---------    ---------
Balances at December 31, 1995                              2     173,728        (262)         281      (91,512)      82,237
Issuance of 156,876 shares of common
  stock, net, upon exercise of stock options and
  pursuant to the Employee Stock Purchase Plan            --         682          --           --           --          682
Deferred compensation related to stock
  awards of 25,678 shares of common
  stock, net of cancellations and amortization            --         270          13           --           --          283
Unrealized losses on available-for-sale
   short-term investments                                 --          --          --         (214)          --         (214)
Issuance of 399,106 shares of common stock                --       4,000          --           --           --        4,000
Net loss                                                  --          --          --           --      (36,546)     (36,546)
                                                   ---------   ---------   ---------    ---------    ---------    ---------
Balances at December 31, 1996                              2     178,680        (249)          67     (128,058)      50,442
Issuance of 3,335,000 shares of common stock
  in a public offering, net of
  issuance costs of $4,459                                --      58,906          --           --           --       58,906
Issuance of 393,305 shares of common
  stock, net, upon exercise of stock options and
  pursuant to the Employee Stock Purchase Plan            --       2,334          --           --           --        2,334
Deferred compensation related to stock
  awards of 28,296 shares of common
  stock, and options for 18,000 shares,
  net of cancellations and amortization                   --         439        (191)          --           --          248
Unrealized losses on available-for-sale
   short-term investments                                 --          --          --          (40)                      (40)
Net loss                                                  --          --          --           --      (33,492)     (33,492)
                                                   ---------   ---------   ---------    ---------    ---------    ---------
Balances at December 31, 1997                      $       2   $ 240,359   $    (440)   $      27    $(161,550)   $  78,398
                                                   =========   =========   =========    =========    =========    =========


                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                             STATEMENT OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)


                                                                            Year Ended December 31,
                                                                     --------------------------------------
                                                                       1997           1996          1995
                                                                     --------       --------       --------
Cash flows provided by (used in) operating activities:
     Net loss                                                        $(33,492)      $(36,546)      $ (7,531)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                   3,545          3,593          3,546
        Amortization of deferred compensation                             248            283            345
        Changes in assets and liabilities:
          Contract receivables                                          7,222         (3,270)        (4,374)
          Prepaid contract expenses                                    (4,346)           936         (3,012)
          Other current assets                                            780           (735)         2,411
          Accounts payable                                              1,048           (157)           188
          Accrued compensation                                          1,015           (433)           716
          Accrued development costs                                    (4,675)         2,071         (3,155)
          Deferred revenue                                             (2,014)         2,400            500
          Other accrued liabilities                                     1,607           (992)           224
                                                                     --------       --------       --------
            Total adjustments                                             637          3,696         (2,611)
                                                                     --------       --------       --------
            Net cash used in operating activities                     (29,062)       (32,850)       (10,142)
                                                                     --------       --------       --------
Cash flows provided by (used in) investing activities:
     Purchases of short-term investments                              (68,965)       (39,725)       (81,594)
     Sales of short-term investments                                   51,584         48,963         70,178
     Maturities of short-term investments                               7,500         19,400         26,000
     Additions to property and equipment                               (1,906)        (2,563)        (2,708)
                                                                     --------       --------       --------
            Net cash provided by (used in) investing activities       (11,787)        26,075         11,876
                                                                     --------       --------       --------
Cash flows provided by (used in) financing activities:
     Proceeds from long-term debt                                       1,243             --             --
     Principal payments on long-term debt                              (1,157)        (1,321)        (1,199)
     Proceeds from capital lease obligations                              701          1,854          2,463
     Principal payments under capital lease obligations                (1,584)        (1,288)          (704)
     Issuance of common stock                                          61,240          4,682            531
                                                                     --------       --------       --------
            Net cash provided by financing activities                  60,443          3,927          1,091
                                                                     --------       --------       --------
Net increase (decrease) in cash and cash equivalents                   19,594         (2,848)         2,825
Cash and cash equivalents at beginning of the period                    2,615          5,463          2,638
                                                                     --------       --------       --------
Cash and cash equivalents at end of the period                       $ 22,209       $  2,615       $  5,463
                                                                     ========       ========       ========
Supplemental schedule of non-cash financing activities:
     Cash paid during the period for interest                        $    624       $    759       $    836
                                                                     ========       ========       ========


                            See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        COR Therapeutics, Inc. ("COR" or the "Company") was incorporated in Delaware on February 4, 1988. The Company was organized to engage in the discovery, development and commercialization of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases.

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

Property and equipment

        Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally three to four years, using the straight-line method. Assets under capitalized leases are amortized over the shorter of the lease term or life of the asset. Property and equipment consists of the following (in thousands):

                                                                  December 31,
                                                            -----------------------
                                                              1997           1996
                                                            --------       --------
        Machinery and equipment ......................      $ 12,127       $ 10,379
        Office furniture and fixtures ................           887            738
        Leasehold improvements .......................         9,762          9,753
                                                            --------       --------
                                                              22,776         20,870
        Less accumulated depreciation and amortization       (17,368)       (13,823)
                                                            --------       --------
        Property and equipment, net ..................      $  5,408       $  7,047
                                                            ========       ========

Revenues

        Revenues consist of license fees and contract revenues. Contract revenues, which include milestone payments and development-related revenues, are recorded as earned based on the performance requirements of the contracts, while related costs are expensed as incurred. Payments received in advance are recorded as deferred revenue until earned.

Net loss per share

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding. Potentially dilutive securities, such as stock options, are excluded from the computation, as their effect is antidilutive. All earnings per share amounts for all periods presented have been restated, where appropriate, to conform to Statement 128.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for stock-based compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed in Note 6 below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Reclassification

        The Company has reclassified certain prior year balances to conform to current year presentation.

2. COLLABORATION AGREEMENTS

Collaboration agreement with Schering Corporation and Schering-Plough
Corporation

        In April 1995, the Company entered into a collaboration agreement with Schering Corporation and Schering-Plough Corporation (together, "Schering") to develop and commercialize INTEGRILIN on a worldwide basis. Under the terms of the agreement, COR received a one-time license fee of $20,000,000 in 1995. The Company recorded $8,000,000 and $3,000,000 of development-related milestone payments in 1997 and 1996, respectively. In addition, contract revenues in 1996 and 1995 included safety-related milestone payments pertaining to the conduct of clinical studies of the INTEGRILIN product of $9,000,000 and $6,000,000, respectively. Schering participates in and shares the costs of developing INTEGRILIN. Both parties have the right to co-promote and share profits, if any, in the United States and Canada. Schering has the right to launch INTEGRILIN in Europe and would pay the Company royalties for a specified initial period, after which the Company would have the right to co-promote and share profits, if any. Schering also will assist the Company in developing, training and providing experience for a United States cardiovascular sales force. Under the terms of the agreement, both parties have certain rights to terminate. COR recognized $19,290,000 in contract revenue in 1997, $18,635,00 in 1996 and $11,750,000 in
1995 under this agreement, representing 89%, 99% and 95% of total contract revenues in 1997, 1996 and 1995, respectively.

Collaboration agreement with Ortho Pharmaceutical Corporation

        In December 1993, the Company and Ortho Pharmaceutical Corporation ("Ortho"), a subsidiary of Johnson & Johnson, entered into a collaboration agreement focusing on the joint development and commercialization of novel pharmaceuticals that may result from certain collaboration research. The Company and Ortho each provided a significant level of specified internal resources to the collaboration research over the initial three-year research term. In 1996, Ortho exercised its option to extend the research term, which ends in December 1998.

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

        In October 1996, Ortho exercised its option to extend the term of the agreement, and pursuant to the terms of the original agreement, the Company sold Johnson & Johnson Development Corporation, a subsidiary of Johnson & Johnson, 399,106 shares of common stock at $10.02 per share for an aggregate purchase price of $4,000,000, in a private placement. In connection with the extension of the agreement, Ortho paid the Company $2,400,000 in 1996 for research to be performed during the remaining term of the contract.

        The Company recognized $2,400,000, $35,000 and $500,000 in revenues under this agreement during the years ended December 31, 1997, 1996 and 1995, respectively, representing approximately 11%, 1% and 2% of total revenue in those years.

Collaboration agreement with Kyowa Hakko Kogyo Co., Ltd.

        In 1992, the Company entered into a collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko"), a Japanese pharmaceutical company. During the research phase of the agreement, the Company and Kyowa Hakko have collaborated on the discovery and development of potential leads and committed significant internal resources to all phases of research. The companies have also agreed to share specific future development and commercialization rights and responsibilities. In September 1997, this agreement was extended through November 1998.

Collaboration agreement with Eli Lilly and Company

        Collaborative research under a collaboration agreement with Eli Lilly and Company ("Lilly") ended by the terms of the agreement in April 1996. The Company has the exclusive right to develop and commercialize certain compounds which were the subject of the collaboration, subject to a royalty to Lilly. In addition, the Company has the exclusive right to research, develop and commercialize certain potential oral compounds which were the subject of the collaboration, also subject to a royalty to Lilly. COR and Lilly have shared rights with respect to all other compounds which were the subject of the collaborative research.

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

        At December 31, 1997, available-for-sale securities, which include cash equivalents with an amortized cost and estimated fair value of $22,701,000, were as follows (in thousands):

                                    Amortized      Unrealized   Unrealized    Estimated
                                       Cost          Gains        Losses      Fair Value
                                    --------       ----------   ----------    ----------
        U.S. Government Securities   $ 1,516          $ --         $ (1)        $ 1,515
        Corporate Debt Securities     81,026            30           (2)         81,054
                                    --------          ----         -----        -------
                                     $82,542          $ 30         $ (3)        $82,569
                                     =======          ====         =====        =======

        During the year ended December 31, 1997, the Company sold available-for-sale investments with a fair value of $51,584,000, resulting in gross realized gains of $38,000 and gross realized losses of $86,000.

        The amortized cost and estimated fair value of available-for-sale securities held as available for sale at December 31, 1997, by contractual maturity, were as follows (in thousands):

                                                               Amortized       Estimated
                                                                  Cost         Fair Value
                                                                --------       ----------
        Due in one year or less                                  $78,004        $78,027
        Due after one year through three years                     4,538          4,542
                                                                 -------        -------
                                                                 $82,542        $82,569
                                                                 =======        =======

        At December 31, 1996, available-for-sale securities, which include cash equivalents with an amortized cost and estimated fair value of $2,053,000, were as follows (in thousands):

                                    Amortized      Unrealized   Unrealized    Estimated
                                       Cost          Gains        Losses      Fair Value
                                    --------       ----------   ----------    ----------
        U.S. Government Securities   $29,411          $ 63        $ (12)        $29,462
        Corporate Debt Securities     23,094            38          (22)         23,110
                                    --------         -----         -----       --------
                                     $52,505          $101        $ (34)        $52,572
                                     =======          ====        ======        =======

        During the year ended December 31, 1996, the Company sold available-for-sale investments with a fair value of $48,963,000, resulting in gross realized gains of $38,000 and gross realized losses of $232,000.

        Long and short-term debt: The carrying amounts of the Company's borrowings under its secured debt agreements approximate their fair values, which are estimated using a discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

4.  LONG-TERM DEBT

        Long-term debt consists of various secured obligations relating to the purchase of property and equipment. Such notes are secured by the underlying property and equipment, bear interest at approximately 8.7% to 13.5% per annum and are payable in monthly installments over 48 months.

        At December 31, 1997, the aggregate long-term debt maturities were $873,000, $251,000, $275,000 and $488,000 in 1998, 1999, 2000 and 2001,
respectively.

5.  LEASE OBLIGATIONS AND CONTINGENCIES

        The Company leases office and laboratory facilities and equipment. Rent expense for operating leases was approximately $1,656,000 in 1997, $1,212,000 in 1996 and $1,012,000 in 1995. Future minimum lease payments under noncancelable leases are as follows (in thousands):

                                                          Capital    Operating
                                                          Leases      Leases
                                                          -------     -------
          1998                                            $ 1,999     $ 1,588
          1999                                              1,364       1,250
          2000                                                537           -
          2001                                                 64           -
                                                          -------     -------
        Total minimum lease payments                        3,964     $ 2,838
        Less amount representing interest                    (462)    =======
                                                          -------
        Present value of future lease payments              3,502
        Less current portion                               (1,699)
                                                          -------
        Noncurrent portion of capital lease obligations    $1,803
                                                          =======

        At December 31, 1997 and 1996, the aggregate cost of property and equipment under capital leases totaled $6,977,000 and $5,035,000, with accumulated amortization of $5,336,000 and $2,777,000, respectively.

        The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any proceeding or claim is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company's business, financial position and results of operations.

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

        In 1991, the Board of Directors terminated the 1988 Plans and adopted the 1991 Equity Incentive Plan (the "1991 Plan") under which stock options and stock awards may be granted to employees or consultants of the Company. Options generally vest over 60 months and are exercisable to the extent vested. As of December 31, 1997, options to purchase approximately 2,337,849 shares of common stock were vested and exercisable under these plans, aggregating approximately $22,205,000 (options to purchase 2,152,720 shares aggregating $18,199,000 at December 31, 1996 and options to purchase 923,000 shares aggregating approximately $11,805,000 at December 31, 1995) under these plans.

        In 1994, the Board of Directors adopted the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), which provides for the non-discretionary grant of non-qualified options to those members of the Board of Directors who are neither employees nor consultants to the Company. An aggregate of 200,000 shares of common stock was authorized for issuance under the Directors' Plan. Options granted under the Directors' Plan vest over a period of 60 months. At December 31, 1997, 83,749 shares were vested and exercisable (58,749 and 33,749 shares at December 31, 1996 and 1995, respectively) and 75,000 remained available for future grant under the Directors' Plan. No options were granted under this plan in 1996 or 1997.

        Activity under these plans is as follows:

                                                                 Options Outstanding
                                               ------------------------------------------------------
                                     Shares                     Weighted
                                   Available                    Average
                                      for      Number of        Exercise    Price Per
                                     Grant       Shares           Price        Share        Aggregate
                                  ----------   ---------        ---------   -----------    ----------
Balance at December 31, 1994         713,389   2,603,429        $    8.39   $.10-$16.25   $21,981,000
Stock awards                         (23,292)         --               --            --            --
Additional shares authorized         500,000          --               --            --            --
Options granted                     (993,500)    993,500            12.27    9.19-15.38    12,190,000
Options forfeited                     53,275     (73,226)           10.28     .30-15.88      (753,000)
Options exercised                         --    (110,612)            0.35     .10- 9.75       (41,000)
                                  ----------   ---------        ---------   -----------    ----------
Balance at December 31, 1995         249,872   3,413,091             9.68     .10-16.25    33,377,000
Stock awards                         (25,678)         --               --            --            --
Additional shares authorized       1,500,000          --               --            --            --
Options granted                     (857,000)    857,000             9.22    8.56-11.38     7,901,000
Options forfeited                    303,856    (303,856)           13.28    5.25-15.88    (4,072,000)
Options exercised                         --     (77,600)            0.41     .10- 8.25       (37,000)
                                  ----------   ---------        ---------   -----------    ----------
Balance at December 31, 1996       1,171,050   3,888,635             9.45     .10-16.25    37,169,000
Stock awards                         (28,296)         --               --            --            --
Additional shares authorized         600,000          --               --            --            --
Options granted                   (1,046,750)  1,046,750            13.24    8.25-21.00    13,862,000
Options forfeited                    217,932    (217,932)           11.34    8.25-16.66    (2,471,000)
Options exercised                         --    (304,922)            5.23     .10-15.88    (1,594,000)
                                  ----------   ---------        ---------   -----------    ----------
Balance at December 31, 1997         913,936   4,412,531           $10.64   $.10-$21.00   $46,966,000
                                  ==========   =========        =========   ===========   ===========


        The Company recorded $268,000, $270,000 and $254,000 in deferred compensation for stock awards of 28,296, 25,678 and 23,292 shares of common stock for the years ended December 31, 1997, 1996 and 1995, respectively. The per share weighted average fair market value of these stock awards on the date of grant was $9.00 in 1997, $8.56 in 1996 and $12.38 in 1995.

        The following table summarizes information about stock options outstanding at December 31, 1997:

                                Options Outstanding                      Options Exercisable
                  ------------------------------------------------  -------------------------------
                                            Weighted
                                             Average
                    Number of Options       Remaining         Weighted     Number of Options     Weighted
    Range of        Outstanding as of    Contractual Life      Average       Exercisable as       Average
Exercise Prices     December 31, 1997        (years)        Exercise Price December 31, 1997  Exercise Price
                    -----------------    ----------------   -------------- -----------------  --------------
$ 0.10 -- $ 8.56        1,011,999             4.78              $ 4.14            638,751         $  1.56
  9.06 --  10.75          889,680             7.99                9.66            309,808           10.02
 11.00 --  12.38        1,163,600             6.51               11.96            801,776           12.00
 12.50 --  15.88          914,251             6.44               14.05            636,002           14.38
 16.25 --  21.00          433,001             9.52               17.18             35,261           16.52
                        ---------                                               ---------
                        4,412,531             6.69               10.65          2,421,598            9.69
                        =========                                               =========

The weighted-average fair values of options granted during the years ended December 31, 1997, 1996 and 1995 were $13.57, $9.17 and $12.27 per share, respectively.

Stock purchase plan

        In 1991, the Board of Directors adopted the 1991 Employee Stock
Purchase Plan (the "SPP") providing for the issuance of up to 25,000 shares of common stock pursuant to the SPP. Essentially all employees may participate and contribute up to 15% of compensation to purchase common stock at 85% of its fair market value at certain specified dates. During 1997, 1996, 1995 and 1993, an additional 300,000, 300,000, 200,000 and 75,000 shares of common stock were authorized, respectively, for issuance pursuant to the SPP. During the years ended December 31, 1997, 1996 and 1995, 88,383 shares, 80,276 shares and 59,226 shares of common stock, respectively, were issued pursuant to the SPP, at prices ranging between $7.28 and $12.75 per share.

Pro forma valuation of options

        The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options (see Note 1). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options granted after December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.21%, 6.06% and 6.63%; no dividends paid; volatility factors of the expected market price of the Company's common stock of 0.69, 0.73 and 0.79; and a weighted-average expected life of the option of 5 years. The effects of applying Statement 123 for the recognition of compensation expense and provision of pro forma disclosures in 1997, 1996 and 1995 are not likely to be representative of the effects on reported and pro forma net income in future years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows (in thousands except for the basic net loss per share information):

                                                  1997            1996           1995
                                              -----------     -----------     ----------
        Pro forma net loss                    $   (39,677)    $   (40,967)    $  (10,585)
                                              ===========     ===========     ==========
        Pro forma basic net loss per share    $     (1.89)    $     (2.09)    $    (0.55)
                                              ===========     ===========     ==========

Common shares reserved for future issuance

        As of December 31, 1997, 5,586,486 shares of common stock were reserved for future issuance under the stock option and stock purchase plans.


7.  INCOME TAXES

        At December 31, 1997, the Company had available net loss carryforwards for federal income tax purposes of approximately $153,200,000. The tax loss carryforwards, if not utilized to offset taxable income in future periods, expire between the years 2003 and 2012.

        Significant components of the Company's deferred tax assets and liabilities for federal income taxes as of December 31, 1997, 1996 and 1995, were as follows (in thousands):

        Deferred tax assets:

                                                         1997         1996         1995
                                                       --------     --------     --------
        Net operating loss carryforwards               $ 52,700     $ 40,800     $ 30,200
        Capitalized research and development              8,600        6,900        5,600
        Research and development credits
           (expiring between 2003 and 2012)               5,300        5,700        4,600
        Other, net                                        2,200        4,500        4,400
                                                       --------     --------     --------
        Net deferred tax assets                          68,800       57,900       44,800
        Valuation allowance for deferred tax assets     (68,800)     (57,900)     (44,800)
                                                       --------     --------     --------
           Deferred tax assets                         $     --     $     --     $     --
                                                       ========     ========     ========

The valuation allowance for deferred tax assets increased by $5,400,000 during the year ended December 31, 1995.

        Because of "change of ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss and credit carryforwards may be subject to an annual limitation regarding utilization against taxable income in future periods.

8. EVENTS SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS' REPORT (UNAUDITED)

        On January 30, 1998, a securities class action lawsuit was filed in the Federal District Court in the Northern District of California, captioned Leff v. COR Therapeutics, Inc. and Vaughn M. Kailian, against the Company and its Chief Executive Officer. The lawsuit was brought on behalf of a putative class of investors in the Company's securities and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Specifically, the complaint alleges that the Company engaged in material misrepresentations and omissions concerning the Company's business and products and that the price of the Company's common stock was unlawfully inflated as a proximate result of such alleged misrepresentations and omissions. The Company and Mr. Kailian believe the complaint is without merit and intend to vigorously defend against this action. However, there can be no assurance that this action will not result in an unfavorable outcome. An unfavorable outcome may have a material adverse effect on the Company's business, financial position and results of operations.

        On February 27, 1998 the Company adopted the 1998 Non-Officer Equity Incentive Plan (the "1998 Plan"), with 300,000 shares of common stock authorized for issuance under the plan. The 1998 Plan provides for the grant of non-statutory stock options at fair market value to employees of or consultants to the Company who are neither officers nor directors of the Company. The Company currently uses the 1998 Plan for its employees in its commercial group.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

        The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1:
Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 19, 1998, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement"). William Younger, Jr. resigned from the Board of Directors effective March 20, 1998.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.         INDEX TO FINANCIAL STATEMENTS
                                                               Page in
                                                              Form 10-K
        Report of Ernst & Young LLP, Independent Auditors        32
        Balance Sheets at December 31, 1997 and 1996             33
        Statement of Operations for the years ended
           December 31, 1997, 1996 and 1995                      34
        Statement of Stockholders' Equity for the years ended
           December 31, 1997, 1996 and 1995                      35
        Statement of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995                      36
        Notes to Financial Statements                            37

    2. All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


    3.  EXHIBITS

     Number
 ------------
      3.1(9)      Restated Certificate of Incorporation of the Registrant.
      3.2(2)      By-laws of the Registrant.
      4.1         Reference is made to Exhibits 3.1 and 3.2.
      4.2(2)      Information, Registration Rights and Right of First Refusal
                  Agreement among the Registrant and other parties named
                  therein, as amended as of May 15, 1991.
      4.3(2)      Side by Side Agreement among the Registrant and the other
                  parties named therein.
      4.4(8)      Registrant's Preferred Share Purchase Rights Agreement between the
                  Registrant and Chemical Trust Company of California, dated as of
                  January 23, 1995.
 *   10.1(2)      Form of Indemnification Agreement between the Registrant and its directors, executive officers, and officers.
 *   10.2(2)      Registrant's 1988 Employee Stock Option Plan and related agreements.
 *   10.3(2)      Registrant's 1988 Consultant Stock Option Plan and related agreements.
 *   10.4(2)      Research, Option and License Agreement between the Registrant and Eli
                  Lilly and Company, dated May 1, 1991.
 *   10.5(2)      Lease Agreement between the Registrant and NC Land Associates Limited
                  Partnership, dated September 23, 1988, as amended August 30, 1989 and
                  Lease Rider, dated September 23, 1988.
++   10.6(1)      Forms of option agreements used under the Registrant's 1991 Equity
                  Incentive Plan.
++   10.7(3)      Form of offering document used under the Registrant's 1991 Employee
                  Stock Purchase Plan.
++   10.8(4)      Consulting Agreement between the Registrant and Lloyd Hollingsworth
                  Smith, Jr., dated January 1, 1993.
++   10.9(4)      Collaboration Research Agreement between the Registrant and Kyowa Hakko
                  Kyogo, Co., Ltd., dated November 30, 1992.
++   10.10(5)     Collaboration Agreement between Eli Lilly and Company and the
                  Registrant, dated May 28, 1993.
 *   10.11(6)     Collaboration Agreement between Ortho Pharmaceutical Corporation and the Registrant, dated December 21, 1993.
     10.12(10)    Registrant's 1994 Non-employee Directors' Stock Option Plan, as amended.
     10.13(7)     Consulting Agreement between the Registrant and
                  Shaun R. Coughlin, dated March 17, 1988, as amended
                  effective September 28, 1994.
     10.14(10)    Registrant's 1991 Stock Purchase Plan, as amended.

Number
-----------
10.15(10)       Registrant's 1991 Equity Incentive Plan, as amended.
10.16(8)        Collaboration Agreement between Schering-Plough Corporation, Schering
                Corporation and the Registrant, dated April 10, 1995.
10.17(9)        Amendment No. 4 to Collaboration Agreement between the Registrant and
                Kyowa Hakko Kogyo, Co., Ltd., dated November 10, 1995.
10.18(10)       Amendment No. 1 to Collaboration Agreement between Ortho Pharmaceutical
                Corporation and the Registrant, dated September 27, 1996.
10.19(10)       Amendment No. 1 to Collaboration Agreement between Eli Lilly and
                Company and the Registrant, dated November, 1996.
10.20(i)(10)    Amendment No. 1 to Collaboration Agreement between the Registrant and
                Kyowa Hakko Kogyo Co., Ltd, dated May 9, 1994.
10.20(ii)(10)   Amendment No. 2 to Collaboration Agreement between the
                Registrant and Kyowa Hakko Kogyo Co., Ltd, dated July 13, 1995.
10.20(iii)(10)  Amendment No. 3 to Collaboration Agreement between the
                Registrant and Kyowa Hakko Kogyo Co., Ltd, dated August 1, 1995.
10.20(iv)(10)   Amendment No. 5 to Collaboration Agreement between the
                Registrant and Kyowa Hakko Kogyo Co., Ltd, dated December 17, 1996.
10.21(10)       Description of Registrant's 1996 Incentive Pay Plan.
23.1            Consent of Ernst & Young LLP, Independent Auditors.
24.1            Power of Attorney, Reference is made to the signature page.
27.1            Financial Data Schedule


-------------------------------------------------------------------------------

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
++      Confidential treatment granted.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Reg. No. 33-42912) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-40627) or amendments thereto and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-43181) or amendments thereto and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated by reference herein.
(5) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1993 and incorporated by reference herein.
(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993 and incorporated by reference herein.
(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated by reference herein.
(8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated by reference herein.
(9) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated by reference herein.
(10) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 and incorporated by reference herein.

(B)     REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed for the quarter ended December 31, 1997.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on the 23rd day of March, 1998.


                                            COR THERAPEUTICS, INC.

                                            By      /s/ PETER S. RODDY
                                               ---------------------------------
                                                           Peter S. Roddy
                                                Director, Finance and Controller
                                                 (Principal Accounting Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURE                                   TITLE                                     DATE
            ---------                                   -----                                     -----

/s/ VAUGHN M. KAILIAN
----------------------------------     President, Chief Executive Officer
        Vaughn M. Kailian                and Director (Principal Executive Officer)           March 23, 1998


/s/ LAURA A. BREGE
----------------------------------     Senior Vice President, Finance and Chief Financial
        Laura A. Brege                   Officer (Principal Financial Officer)                March 23, 1998


/s/ PETER S. RODDY
----------------------------------     Director, Finance and Controller
        Peter S. Roddy                   (Principal Accounting Officer)                       March 23, 1998

            SIGNATURE                                   TITLE                                     DATE
            ---------                                   -----                                     -----
/s/ SHAUN R. COUGHLIN
----------------------------------     Director                                               March 23, 1998
  Shaun R. Coughlin


/s/ JAMES T. DOLUISIO
----------------------------------     Director                                               March 23, 1998
  James T. Doluisio


/s/ CHARLES J. HOMCY
----------------------------------     Executive Vice President, Research                      March 23, 1998
  Charles J. Homcy                       and Development and Director

/s/ JERRY T. JACKSON
----------------------------------     Director                                               March 23, 1998
  Jerry T. Jackson


/s/ ERNEST MARIO
----------------------------------     Director                                               March 23, 1998
  Ernest Mario


/s/ ROBERT R. MOMSEN
----------------------------------     Director                                               March 23, 1998
  Robert R. Momsen


/s/ LLOYD HOLLINGSWORTH SMITH, JR.
----------------------------------     Director                                               March 23, 1998
  Lloyd Hollingsworth Smith, Jr.


/s/ WILLIAM H. YOUNGER, JR.
----------------------------------     Director                                               March 23, 1998
  William H. Younger, Jr.

                                 EXHIBIT INDEX


     Number
 ----------------
      3.1(9)      Restated Certificate of Incorporation of the Registrant.
      3.2(2)      By-laws of the Registrant.
      4.1         Reference is made to Exhibits 3.1 and 3.2.
      4.2(2)      Information, Registration Rights and Right of First Refusal
                  Agreement among the Registrant and other parties named
                  therein, as amended as of May 15, 1991.
      4.3(2)      Side by Side Agreement among the Registrant and the other
                  parties named therein.
      4.4(8)      Registrant's Preferred Share Purchase Rights Agreement between the
                  Registrant and Chemical Trust Company of California, dated as of
                  January 23, 1995.
 *   10.1(2)      Form of Indemnification Agreement between the Registrant and its directors, executive officers, and officers.
 *   10.2(2)      Registrant's 1988 Employee Stock Option Plan and related agreements.
 *   10.3(2)      Registrant's 1988 Consultant Stock Option Plan and related agreements.
 *   10.4(2)      Research, Option and License Agreement between the Registrant and Eli
                  Lilly and Company, dated May 1, 1991.
 *   10.5(2)      Lease Agreement between the Registrant and NC Land Associates Limited
                  Partnership, dated September 23, 1988, as amended August 30, 1989 and
                  Lease Rider, dated September 23, 1988.
++   10.6(1)      Forms of option agreements used under the Registrant's 1991 Equity
                  Incentive Plan.
++   10.7(3)      Form of offering document used under the Registrant's 1991 Employee
                  Stock Purchase Plan.
++   10.8(4)      Consulting Agreement between the Registrant and Lloyd Hollingsworth
                  Smith, Jr., dated January 1, 1993.
++   10.9(4)      Collaboration Research Agreement between the Registrant and Kyowa Hakko
                  Kyogo, Co., Ltd., dated November 30, 1992.
++   10.10(5)     Collaboration Agreement between Eli Lilly and Company and the
                  Registrant, dated May 28, 1993.
 *   10.11(6)     Collaboration Agreement between Ortho Pharmaceutical Corporation and the Registrant, dated December 21, 1993.
     10.12(10)    Registrant's 1994 Non-employee Directors' Stock Option Plan, as amended.
     10.13(7)     Consulting Agreement between the Registrant and
                  Shaun R. Coughlin, dated March 17, 1988, as amended
                  effective September 28, 1994.
     10.14(10)    Registrant's 1991 Stock Purchase Plan, as amended.

Number
-----------
10.15(10)       Registrant's 1991 Equity Incentive Plan, as amended.
10.16(8)        Collaboration Agreement between Schering-Plough Corporation, Schering
                Corporation and the Registrant, dated April 10, 1995.
10.17(9)        Amendment No. 4 to Collaboration Agreement between the Registrant and
                Kyowa Hakko Kogyo, Co., Ltd., dated November 10, 1995.
10.18(10)       Amendment No. 1 to Collaboration Agreement between Ortho Pharmaceutical
                Corporation and the Registrant, dated September 27, 1996.
10.19(10)       Amendment No. 1 to Collaboration Agreement between Eli Lilly and
                Company and the Registrant, dated November, 1996.
10.20(i)(10)    Amendment No. 1 to Collaboration Agreement between the Registrant and
                Kyowa Hakko Kogyo Co., Ltd, dated May 9, 1994.
10.20(ii)(10)   Amendment No. 2 to Collaboration Agreement between the
                Registrant and Kyowa Hakko Kogyo Co., Ltd, dated July 13, 1995.
10.20(iii)(10)  Amendment No. 3 to Collaboration Agreement between the
                Registrant and Kyowa Hakko Kogyo Co., Ltd, dated August 1, 1995.
10.20(iv)(10)   Amendment No. 5 to Collaboration Agreement between the
                Registrant and Kyowa Hakko Kogyo Co., Ltd, dated December 17, 1996.
10.21(10)       Description of Registrant's 1996 Incentive Pay Plan.
23.1            Consent of Ernst & Young LLP, Independent Auditors.
24.1            Power of Attorney, Reference is made to the signature page.
27.1            Financial Data Schedule


-------------------------------------------------------------------------------

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
++      Confidential treatment granted.
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Reg. No. 33-42912) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-40627) or amendments thereto and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-43181) or amendments thereto and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated by reference herein.
(5) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1993 and incorporated by reference herein.
(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993 and incorporated by reference herein.
(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1994 and incorporated by reference herein.
(8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated by reference herein.
(9) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated by reference herein.
(10) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 and incorporated by reference herein.

(B)     REPORTS ON FORM 8-K