Form 10-Q
period 1998-03-31
COR THERAPEUTICS INC / DE
filed 1998-05-14
CIK 874865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______________ to
        _______________.

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

                              Yes [X]   No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock $.0001 par value                       24,088,791
                                                            ----------
                                                  Outstanding at April 30, 1998

                             COR THERAPEUTICS, INC.



                                      INDEX


PART I.      FINANCIAL INFORMATION                                               PAGE NO.
                                                                                 --------

Item 1.      Financial Statements and Notes

             Condensed Balance Sheets - March 31, 1998
             and December 31, 1997                                                   3

             Statements of Operations - for the three months
             ended March 31, 1998 and 1997                                           4

             Statements of Cash Flows - for the three months
             ended March 31, 1998 and 1997                                           5

             Notes to Financial Statements                                           6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                               7

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                      11

Item 6.      Exhibits and Reports on Form 8-K                                       11

SIGNATURES                                                                          11

COR(TM) and INTEGRILIN(TM) are trademarks of the Company.

                             COR THERAPEUTICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS

                                                               March 31,        December 31,
                                                                 1998               1997
                                                             ------------       ------------
                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                  $  19,937         $  22,209
     Short-term investments                                        58,022            60,360
     Contract receivables                                             832               422
     Other current assets                                           8,557             6,986
                                                                ---------         ---------
          Total current assets                                     87,348            89,977

Property and equipment, net                                         4,911             5,408
                                                                ---------         ---------
                                                                $  92,259         $  95,385
                                                                =========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $   2,805         $   2,446
     Accrued compensation                                           1,980             2,510
     Accrued development costs                                      2,930             3,155
     Accrued pre-commercial costs                                   2,276             1,256
     Deferred revenue                                                 886               886
     Other accrued liabilities                                      2,417             1,345
     Long-term debt -- current portion                                650               873
     Capital lease obligations -- current portion                   1,765             1,699
                                                                ---------         ---------
          Total current liabilities                                15,709            14,170
Long-term debt -- noncurrent portion                                1,309             1,014
Capital lease obligations -- noncurrent portion                     1,335             1,803

Stockholders' equity                                              240,732           239,948
Accumulated deficit                                              (166,826)         (161,550)
                                                                ---------         ---------
          Total stockholders' equity                               73,906            78,398
                                                                ---------         ---------
                                                                $  92,259         $  95,385
                                                                =========         =========


                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                      ----------------------------
                                                                         1998              1997
                                                                       --------          --------

Contract revenues                                                        $ 8,412           $ 6,325

Expenses:
     Research and development                                              9,999            12,033
     Marketing, general and administrative                                 4,696             2,505
                                                                        --------          --------
              Total expenses                                              14,695            14,538
                                                                        --------          --------

Loss from operations                                                      (6,283)           (8,213)

Interest income                                                            1,147               709
Interest expense                                                            (140)             (171)
                                                                        --------          --------

Net loss                                                                 $(5,276)          $(7,675)
                                                                        ========          ========

Basic and diluted net loss per share                                     $ (0.22)          $ (0.38)
                                                                        ========          ========

Shares used in computing basic and diluted net loss per share             23,878            20,040
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

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (Unaudited)


                                                                      Three Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                    1998              1997
                                                                  --------          --------
Cash flows provided by (used in) operating activities:
    Net loss                                                       $ (5,276)          $(7,675)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                  862               933
         Amortization of deferred compensation                           62                46
         Changes in assets and liabilities:
            Contract receivables                                       (410)              275
            Other current assets                                     (1,571)              157
            Accounts payable                                            359             1,560
            Accrued compensation                                       (530)              600
            Accrued development costs                                  (225)           (1,576)
            Accrued pre-commercial costs                              1,020               296
            Deferred revenue                                             --              (600)
            Other accrued liabilities                                 1,072              (116)
                                                                   --------          --------
               Total adjustments                                        639             1,575
                                                                   --------          --------
               Net cash used in operating activities                 (4,637)           (6,100)
                                                                   --------          --------
Cash flows provided by (used in) investing activities:
    Purchases of short-term investments                             (28,193)           (3,704)
    Sales of short-term investments                                      --            13,317
    Maturities of short-term investments                             30,500             3,000
    Additions to property and equipment                                (365)             (499)
                                                                   --------          --------
               Net cash provided by investing activities              1,942            12,114
                                                                   --------          --------
Cash flows provided by (used in) financing activities:
    Proceeds from long-term debt                                        290                --
    Principal payments on long-term debt                               (218)             (306)
    Proceeds from capital lease obligations                              --               572
    Principal payments under capital lease obligations                 (402)             (391)
    Issuance of common stock                                            753               154
                                                                   --------          --------
               Net cash provided by financing activities                423                29
                                                                   --------          --------
Net increase (decrease) in cash and cash equivalents                 (2,272)            6,043
Cash and cash equivalents at the beginning of the period             22,209             2,615
                                                                   --------          --------
Cash and cash equivalents at the end of the period                 $ 19,937           $ 8,658
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


Interim financial information

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of its operations and its cash flows. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2. LEGAL PROCEEDINGS

On January 30, 1998 the Company and Vaughn M. Kailian, the Company's President and Chief Executive Officer, were named as defendants in a putative class action lawsuit alleging violation of federal securities laws. Plaintiff and the Company have agreed that plaintiff will voluntarily dismiss all claims against all defendants in that action. The stipulated dismissal is pending before the federal court for final approval.

3. LOSS PER SHARE

Basic and diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding of 23,878,000 and 20,040,000 at March 31, 1998 and March 31, 1997, respectively. Potentially dilutive securities, such as stock options, are excluded from the computation as their effect is antidilutive.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130 ("Statement 130"), Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized

                             COR THERAPEUTICS, INC.


gains or losses on the Company's available-for-sale securities, which are recorded separately in stockholders' equity, to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income (net loss adjusted for unrealized gains or losses on available-for-sale securities) amounted to $(5,308,000) and $(7,673,000), respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


In addition to the historical information contained herein, this document includes forward-looking statements which involve risks and uncertainties. Actual results of the Company's activities may differ significantly from the potential results discussed in such forward-looking statements. Risk factors that might cause such differences include, but are not limited to, those factors identified below and in the sections titled "Business" and "Business-Additional Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The Company's business is subject to significant risks including, but not limited to, market acceptance of INTEGRILIN(TM), the success of its research and development efforts, lack of marketing and sales experience, the lengthy and expensive regulatory process, intense competition, uncertainties related to clinical trials, and the prosecution and enforcement of patents important to the Company's business. Even if the Company's potential products appear promising at various stages of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Additionally, even if a potential product is approved for commercialization, it may not be successful for a number of reasons, including, but not limited to, competition from competing products. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's business, financial condition and results of operations.

Since its inception, COR has focused on the discovery and development of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases. The Company has not generated any product revenues to date. The Company has been unprofitable since inception and has incurred a cumulative net loss of $166,826,000 during the period from inception to March 31, 1998. The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, grant revenues, interest income and property and equipment financings.

                             COR THERAPEUTICS, INC.


The Company's lead product candidate is INTEGRILIN(TM) (eptifibatide). INTEGRILIN(TM) is being developed for the treatment of Acute Ischemic Coronary Syndromes ("AICS"), a leading cause of hospitalization in the United States. In 1995, COR studied INTEGRILIN(TM) in the treatment of elective and urgent coronary angioplasty in the IMPACT II trial. Based on the data from this trial, COR submitted a New Drug Application ("NDA") to the United States Food and
Drug Administration (the "FDA") seeking approval to market INTEGRILIN(TM) as an adjunct to percutaneous transluminal coronary angioplasty ("PTCA").

In August 1997, the Company announced the results of the PURSUIT trial. The PURSUIT trial was designed to determine the effect of INTEGRILIN(TM) as an adjunct to current medical and interventional strategies in the treatment of unstable angina and non-Q wave myocardial infarction ("NQMI"), the major diseases of AICS. In October 1997, based on the positive data from the PURSUIT trial, the Company submitted an amendment to its NDA to seek marketing approval for INTEGRILIN(TM) in the treatment of unstable angina and NQMI and as an adjunct to PTCA.

In early April 1998, the Company received a letter from the FDA stating that INTEGRILIN(TM) is approvable for both the treatment of unstable angina and NQMI and as an adjunct to PTCA. The Company is currently consulting with the FDA regarding approval of INTEGRILIN(TM).

In February 1998, the European Union's ("EU") European Medicines Evaluation Agency accepted for review a centralized Marketing Authorization application for INTEGRILIN(TM) submitted by Schering-Plough Corporation ("Schering"), COR's worldwide partner for INTEGRILIN(TM). This application seeks European marketing approval of INTEGRILIN(TM) in the EU for the treatment of patients with unstable angina and NQMI and as an adjunct to PTCA.

In addition to the collaboration agreement with Schering for INTEGRILIN(TM), the Company has collaboration agreements with Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson, and Kyowa Hakko Kogyo Co., Ltd.

RESULTS OF OPERATIONS

Contract revenues for the quarter ended March 31, 1998 increased 33%, compared to the corresponding period in 1997, primarily due to the receipt in January 1998 of an $8,000,000 milestone payment from Schering made in connection with acceptance for review of the centralized Marketing Authorization application seeking marketing approval of INTEGRILIN(TM) in the EU.

Research and development expenses decreased 17% for the quarter ended March 31, 1998, compared to the corresponding period in 1997, primarily due to the timing of costs associated with the PURSUIT trial. The Company expects research and development expenses to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, clinical trials of potential products.

                             COR THERAPEUTICS, INC.


Marketing, general and administrative expenses increased 87% for the quarter ended March 31, 1998, compared to the corresponding period in 1997, primarily due to pre-commercial activities associated with INTEGRILIN(TM), as well as increases in staffing and administrative expenses associated with general corporate activities. The Company expects marketing, general and administrative costs to continue to increase significantly over the next several years.

Interest income increased 62% for the quarter ended March 31, 1998, compared to the corresponding period in 1997, primarily due to higher cash and investment balances. Interest expense decreased 18% for the quarter ended March 31, 1998, compared to the corresponding period of 1997, primarily due to the average balance of debt outstanding.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had available cash, cash equivalents and short-term investments of $77,959,000 at March 31, 1998. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and credit risk. The Company has funded its operations to date primarily through public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, interest income and property and equipment financings.

Net cash used for operating activities and additions to capital equipment decreased to $5,002,000 for the quarter ended March 31, 1998, from $6,599,000 for the corresponding period in 1997, primarily due to the timing of recognition of milestone and contract revenues related to the agreement with Schering. The Company expects that its expenditures for operating activities and additions to capital equipment will increase in future periods. The timing of these expenditures may vary from period to period depending on the timing and phase of, and indications pursued in, clinical trials of its potential products, including INTEGRILIN(TM).

The Company expects that its cash requirements will increase in future periods due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, sales, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its operations at least through 1999. However, the Company's capital requirements may change depending on numerous factors including, but not limited to, the commercial success of INTEGRILIN(TM), the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's potential products and the status of competitive products. In addition, expenditures may be dependent on the establishment and maintenance of collaboration relationships with other companies, the availability of financing and other factors. The Company may need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. If such funds are unavailable, the Company may need to delay or curtail its research and development activities to

                             COR THERAPEUTICS, INC.


a significant extent, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Until relatively recently, computer programs were written to record only two digits of date-related information, making the programs unable to properly distinguish between the year 2000 and the year 1900. Systems that cannot properly distinguish such information may generate improper data. This condition is commonly referred to as the Year 2000 Issue. The Year 2000 Issue may affect systems of organizations with which the Company conducts business, including but not limited to its corporate partners, suppliers and vendors. The Company is addressing the Year 2000 Issue with such organizations. There can be no assurance that the systems of other organizations on which the Company may rely will adequately address the Year 2000 Issue, or that the failure of other organizations to address the Year 2000 Issue will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company is continuing to review its own systems to identify and address systems that may require upgrading or reprogramming to address the Year 2000 Issue. The Company believes that the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, the nature of the Year 2000 Issue is complex, and there can be no assurance that the Company will be able to address problems that may arise from the Year 2000 Issue without incurring a material adverse effect on the Company's business, financial condition or results of operations.

                             COR THERAPEUTICS, INC.


PART II. OTHER INFORMATION

Item 1. Legal proceedings. Note 2 of the Notes to Financial Statements is incorporated by reference in Part II hereof.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits
                  27.1 Financial Data Schedule.

        (b)     Reports
                  There were no reports on Form 8-K filed for the quarter ended March 31, 1998.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1998

COR THERAPEUTICS, INC.


By: /s/ VAUGHN M. KAILIAN                   By: /s/ LAURA A. BREGE
    ----------------------------                -----------------------------
    Vaughn M. Kailian                           Laura A. Brege
    President and Chief Executive Officer       Senior Vice President, Finance
                                                  and Chief Financial Officer

                                            By: /s/ PETER S. RODDY
                                                ------------------------------
                                                Peter S. Roddy
                                                Director, Finance and Controller