Form 10-Q/A
period 1998-03-31
COR THERAPEUTICS INC / DE
filed 1998-07-24
CIK 874865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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

        (a)     Exhibits
                  27.1 Financial Data Schedule.(1)

        (b)     Reports
                  There were no reports on Form 8-K filed for the quarter ended March 31, 1998.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 23, 1998

COR THERAPEUTICS, INC.


By: /s/ VAUGHN M. KAILIAN                   By: /s/ LAURA A. BREGE
    ----------------------------                -----------------------------
    Vaughn M. Kailian                           Laura A. Brege
    President and Chief Executive Officer       Senior Vice President, Finance
                                                  and Chief Financial Officer

                                            By: /s/ PETER S. RODDY
                                                ------------------------------
                                                Peter S. Roddy
                                                Director, Finance and Controller



(1) This 10-Q/A corrects an error by the Filing Agent in the transmission of
    Exhibit 27.1, Financial Data Schedule. There are no other changes to the Report on form 10-Q as previously filed.