Form 10-Q
period 1998-06-30
COR THERAPEUTICS INC / DE
filed 1998-07-28
CIK 874865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998.

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to
           ________.

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

               Yes [X]                                       No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $.0001 par value                     24,139,718
                                                   Outstanding at July 21, 1998

                             COR THERAPEUTICS, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                              PAGE NO.
                                                                              --------
Item 1.    Financial Statements and Notes

           Condensed Balance Sheets - June 30, 1998
           and December 31, 1997                                                 3

           Statements of Operations - for the three and
           six months ended June 30, 1998 and 1997                               4

           Statements of Cash Flows - for the six months
           ended June 30, 1998 and 1997                                          5

           Notes to Financial Statements                                         6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    10

Item 4.    Submission of Matters to a Vote of Security Holders                  10

Item 6.    Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                      11

COR(TM) and INTEGRILIN(TM) are trademarks of COR THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes



                             COR THERAPEUTICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                        June 30,       December 31,
                                                          1998             1997
                                                      -----------      ------------
                                                      (Unaudited)
Current assets:
       Cash and cash equivalents                       $   11,431       $   22,209
       Short-term investments                              73,071           60,360
       Contract receivables                                   780              422
       Prepaid contract expenses                           15,252            6,422
       Other current assets                                   610              564
                                                       ----------       ----------
          Total current assets                            101,144           89,977

Property and equipment, net                                 5,771            5,408
                                                       ----------       ----------
                                                       $  106,915       $   95,385
                                                       ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                $    4,080       $    2,446
       Accrued compensation                                 2,539            2,510
       Accrued development costs                            1,082            3,155
       Accrued pre-commercial costs                         3,240            1,256
       Deferred revenue                                     4,480              886
       Other accrued liabilities                            2,567            1,345
       Long-term debt--current portion                        621              873
       Capital lease obligations--current portion           1,680            1,699
                                                       ----------       ----------
          Total current liabilities                        20,289           14,170
Long-term debt--noncurrent portion                          1,104            1,014
Capital lease obligations--noncurrent portion               1,024            1,803

Stockholders' equity                                      242,095          239,948
Accumulated deficit                                      (157,597)        (161,550)
                                                       ----------       ----------
          Total stockholders' equity                       84,498           78,398
                                                       ----------       ----------
                                                       $  106,915       $   95,385
                                                       ==========       ==========

                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                 -----------------------       -----------------------
                                                   1998           1997           1998           1997
                                                 --------       --------       --------       --------
Contract revenues                                $ 24,511       $  6,580       $ 32,923       $ 12,905

Expenses:
     Research and development                       8,848         13,813         18,847         25,846
     Marketing, general and administrative          7,186          2,091         11,882          4,596
                                                 --------       --------       --------       --------
            Total expenses                         16,034         15,904         30,729         30,442
                                                 --------       --------       --------       --------

Income (loss) from operations                       8,477         (9,324)         2,194        (17,537)

Interest income                                     1,074            539          2,221          1,248
Interest expense                                     (322)          (177)          (462)          (348)
                                                 --------       --------       --------       --------
Net income (loss)                                $  9,229       $ (8,962)      $  3,953       $(16,637)
                                                 ========       ========       ========       ========
Basic net income (loss) per share                $   0.38       $  (0.45)      $   0.16       $  (0.83)
                                                 ========       ========       ========       ========
Shares used in computing basic net income
     (loss) per share                              24,091         20,086         23,985         20,063
                                                 ========       ========       ========       ========
Diluted net income (loss) per share              $   0.36       $  (0.45)      $   0.16       $  (0.83)
                                                 ========       ========       ========       ========
Shares used in computing diluted net income
     (loss) per share                              25,662         20,086         25,438         20,063
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

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                  (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                      -----------------------
                                                                        1998           1997
                                                                      --------       --------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                  $  3,953       $(16,637)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
        Depreciation and amortization                                    1,642          1,840
        Amortization of deferred compensation                              249             92
        Changes in assets and liabilities:
          Contract receivables                                            (358)         1,703
          Prepaid contract expenses                                     (8,830)        (1,748)
          Other current assets                                             (46)           633
          Accounts payable                                               1,634          1,630
          Accrued compensation                                              29            335
          Accrued development costs                                     (2,073)        (2,960)
          Accrued pre-commercial costs                                   1,984            531
          Deferred revenue                                               3,594            881
          Other accrued liabilities                                      1,222            116
                                                                      --------       --------
             Total adjustments                                            (953)         3,053
                                                                      --------       --------
             Net cash provided by (used in) operating activities         3,000        (13,584)
                                                                      --------       --------
Cash flows provided by (used in) investing activities:
   Purchases of short-term investments                                 (71,015)       (17,569)
   Sales of short-term investments                                       5,765         33,669
   Maturities of short-term investments                                 52,500          3,000
   Additions to property and equipment                                  (2,005)          (611)
                                                                      --------       --------
             Net cash provided by (used in) investing activities       (14,755)        18,489
                                                                      --------       --------
Cash flows provided by (used in) financing activities:
   Proceeds from long-term debt                                            290             --
   Principal payments on long-term debt                                   (452)          (620)
   Proceeds from capital lease obligations                                  83            701
   Principal payments under capital lease obligations                     (881)          (801)
   Issuance of common stock                                              1,937            344
                                                                      --------       --------
             Net cash provided by (used in) financing activities           977           (376)
                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents                   (10,778)         4,529
Cash and cash equivalents at the beginning of the period                22,209          2,615
                                                                      --------       --------
Cash and cash equivalents at the end of the period                    $ 11,431       $  7,144
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

Revenues

Revenues consist of contract revenues and license fees. Contract revenues include milestone payments, development-related revenues and copromotion-related revenues. Milestone payments and development contract revenues are recorded as earned based on the performance requirements of the contracts, while related costs are expensed as incurred. Copromotion-related contract revenues are generally recognized at the time of shipment of related product by Schering-Plough Corporation ("Schering") to wholesalers and are recorded net of allowances which management believes are sufficient to cover future requirements. Copromotion-related contract revenues include the reimbursement of certain manufacturing-related and marketing expenses which increase the amount of copromotion-related contract revenue included in the financial statements. To date, the Company has not recorded any copromotion-related contract revenues. Certain manufacturing-related copromotion expenses are deferred until the time of shipment of related product by Schering to wholesalers.

Prepaid contract expenses

Prepaid contract expenses represent materials on-hand and deposits associated with manufacturing-related copromotion expenses.

2. LEGAL PROCEEDINGS

On January 30, 1998 the Company and Vaughn M. Kailian, the Company's Chief Executive Officer, were named as defendants in a putative class action lawsuit alleging violation of federal securities laws. The plaintiff voluntarily dismissed all claims against all defendants in that action in May 1998.

                             COR THERAPEUTICS, INC.

3. EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard No. 128 ("Statement 128"), Earnings Per Share, ("EPS"), for the year ended December 31, 1997. The adoption of Statement 128 had no effect on amounts previously reported. The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 1998 and 1997 (in thousands).

                                                                     Three Months                  Six Months
                                                                    Ended June 30,               Ended June 30,
                                                                ----------------------       ----------------------
                                                                  1998          1997           1998          1997
                                                                --------      --------       --------      --------
Numerator:
   Net income - numerator for basic and diluted EPS             $  9,229      $ (8,962)      $  3,953      $(16,637)
                                                                ========      ========       ========      ========
Denominator:
   Denominator for basic EPS -
   weighted-average shares                                        24,091        20,086         23,985        20,063

   Effect of dilutive securities -
   stock options                                                   1,571            --          1,453            --
                                                                --------      --------       --------      --------
   Denominator for diluted EPS - adjusted
   weighted-average shares and assumed conversions                25,662        20,086         25,438        20,063
                                                                ========      ========       ========      ========


4. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130 ("Statement 130"), Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's financial condition or results of operations. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which are recorded separately in stockholders' equity, to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of Statement 130.

For all periods presented, the differences between the Company's net income
(loss) as reported and comprehensive income (loss) were immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this document includes forward-looking statements which involve risks and uncertainties. Actual results of the Company's activities may differ significantly from the potential results discussed in such forward-looking statements. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Risk factors that might cause such differences include, but are not limited to, those factors identified below and in the sections titled "Business" and "Business-Additional Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The Company's business is subject to significant risks including, but not limited to, market acceptance of INTEGRILIN(TM), the success of its research and development efforts, lack of marketing and sales experience, the lengthy and expensive regulatory process, intense competition, uncertainties related to clinical trials, and the prosecution and enforcement of patents important to the Company's business. Even if the Company's potential products appear promising at various stages of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Additionally, when a product is approved for commercialization, such as INTEGRILIN(TM), it may not be successful for a number of reasons, including,

                             COR THERAPEUTICS, INC.

but not limited to, competition from competing products, pharmaceutical pricing and reimbursement practices, risk of product recalls and potential supply shortages. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's business, financial condition and results of operations.

OVERVIEW

Since its inception, COR has focused on the discovery and development of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases. The Company has incurred a cumulative net loss of $157.6 million during the period from inception to June 30, 1998. The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, interest income and property and equipment financings.

The Company's lead product is INTEGRILIN(TM) (eptifibatide). INTEGRILIN(TM) has received marketing approval for the treatment of patients with Acute Coronary Syndrome ("ACS"), a leading cause of hospitalization in the United States, including patients who are to be managed medically and those undergoing Percutaneous Coronary Intervention ("PCI"). INTEGRILIN(TM) is also approved for the treatment of patients undergoing PCI who do not present with ACS.

The Company and Schering-Plough Corporation ("Schering") are worldwide partners for INTEGRILIN(TM). The Company and Schering co-promote the drug in the United States and share profits, if any. The Company and Schering launched INTEGRILIN(TM) in June 1998 in the United States. Initial sales of INTEGRILIN(TM) to wholesalers, as reported to the Company by Schering, were $1.4 million from launch through June 30, 1998. Product sales for the period from launch to June 30, 1998 are not necessarily indicative of product sales for any other interim period, for a full fiscal quarter or for a full fiscal year.

In February 1998, the European Union's ("EU") European Medicines Evaluation Agency accepted for review a centralized Marketing Authorization application for INTEGRILIN(TM) submitted by Schering. This application seeks European marketing approval of INTEGRILIN(TM) in the EU for the treatment of patients with unstable angina and Non-Q-wave Myocardial Infarction and as an adjunct to PCI. Schering has the right to launch INTEGRILIN(TM) in the EU as an exclusive licensee on a royalty-bearing basis for a period of time.

In addition to the collaboration agreement with Schering for INTEGRILIN(TM), the Company has collaboration agreements with Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson, and Kyowa Hakko Kogyo Co., Ltd.

RESULTS OF OPERATIONS

Three and six months ended June 30, 1998

Total revenues increased significantly to $24.5 million and $32.9 million for the three and six months ended June 30, 1998, compared to $6.6 million and $12.9 million for the corresponding periods in 1997. Contract revenues in the second quarter of 1998 included a $24.0 million milestone payment from Schering received in connection with regulatory approval of INTEGRILIN(TM) in the United States for certain indications. Contract revenues in the first quarter of 1998 included an $8.0 million milestone payment from Schering received in connection with the acceptance for review of the centralized Marketing Authorization application seeking marketing approval for INTEGRILIN(TM) in the EU. To date, the Company has not recorded any copromotion-related contract revenues. Contract revenues in the first quarter of 1997 included a milestone payment from Schering of $3.0 million received in connection with a development-related milestone for INTEGRILIN(TM).

                             COR THERAPEUTICS, INC.

The increase in contract revenues from milestone payments was offset in part by a decrease in development-related contract revenues for development activities of INTEGRILIN(TM). Development activities for INTEGRILIN(TM) in the first and second quarters of 1998 were lower than the corresponding periods of 1997, primarily due to the completion of PURSUIT, a large Phase III clinical trial for INTEGRILIN(TM), in the first half of 1997.

Research and development expenses decreased 36% and 27% for the three and six months ended June 30, 1998, compared to the corresponding periods in 1997, primarily due to expenses associated with the completion of the PURSUIT trial in the first half of 1997. These decreases were offset in part by increased costs associated with increases in headcount and other research, development and clinical activities associated with other potential products. The Company expects research and development expenses to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN(TM) and clinical trials of product candidates in development.

Marketing, general and administrative expenses increased 244% and 159% for the three and six months ended June 30, 1998, compared to the corresponding periods in 1997. These increases were primarily due to expenses associated with increased marketing and sales personnel and the launch of INTEGRILIN(TM), as well as increases in staffing and administrative expenses associated with general corporate activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company had available cash, cash equivalents and short-term investments of $84.5 million at June 30, 1998. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and credit risk. The Company has funded its operations to date primarily through public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, interest income and property and equipment financings.

Net cash provided by operating activities, offset by additions to capital equipment, was $1.0 million for the six months ended June 30, 1998, compared to net cash used by operating activities and additions to capital equipment of $14.2 million for the corresponding period in 1997. This change was primarily due to the recognition of milestone revenues related to the collaboration agreement with Schering. The Company expects that its expenditures for operating activities and additions to capital equipment will increase in future periods. The timing of these expenditures may vary from period to period depending on the timing and phase of, and indications pursued in, clinical trials of INTEGRILIN(TM) and product candidates in development.

The Company expects that its cash requirements will increase in future periods due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, sales, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its operations at least through 1999. However, the Company's capital requirements may change depending on numerous factors including, but not limited to, the commercial success of INTEGRILIN(TM), the progress of the Company's research and development programs, the scope and results of preclinical studies and clinical trials, the number and nature of the indications the Company pursues in clinical trials, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's potential products and the status of competitive products. In addition, expenditures may be dependent on the establishment and maintenance of collaboration relationships with other companies, the availability of financing and other factors. The Company may need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. If such funds are unavailable, the Company may need to delay or curtail its research and development activities to a significant extent, which could have a material adverse effect on the Company's business, financial condition and results of operations.

                             COR THERAPEUTICS, INC.

YEAR 2000 ISSUE

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Note 2 of the Notes to Financial Statements is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its Annual Meeting of Stockholders on May 19, 1998.

        The stockholders elected the Board's nominees for director by the votes indicated:

         Nominee                             Votes in Favor     Votes Withheld
         -------                             --------------     --------------
         Vaughn M. Kailian                     20,279,921           34,185
         Shaun R. Coughlin                     20,278,283           35,823
         James T. Doluisio                     20,277,921           36,185
         Charles J. Homcy                      20,279,921           34,185
         Jerry T. Jackson                      20,279,921           34,185
         Ernest Mario                          20,277,921           36,185
         Robert R. Momsen                      20,279,921           34,185
         Lloyd Hollingsworth Smith, Jr.        20,277,421           36,685

         The proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 was approved with 20,287,315 affirmative votes, 17,521 negative votes, 9,720 abstentions and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               27.1  Financial Data Schedule

         (b) Reports

               There were no reports on Form 8-K filed for the quarter ended June 30, 1998.

                             COR THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    July 23, 1998

COR THERAPEUTICS, INC.

By:  /s/ VAUGHN M. KAILIAN                   By: /s/ LAURA A. BREGE
     -------------------------------------       -------------------------------
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