Form 10-Q
period 1998-09-30
COR THERAPEUTICS INC / DE
filed 1998-11-13
CIK 874865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________________ to ___________ .

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

                                  Yes X No ____

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock $.0001 par value                   24,319,173
                                                 Outstanding at October 31, 1998

                             COR THERAPEUTICS, INC.




                                      INDEX


PART I.         FINANCIAL INFORMATION                                            PAGE NO.
-------         ---------------------                                            --------
Item 1.         Financial Statements and Notes

                Condensed Balance Sheets - September 30, 1998                        3
                and December 31, 1997

                Statements of Operations - for the three and nine months             4
                ended September 30, 1998 and 1997

                Statements of Cash Flows - for the nine months                       5
                ended September 30, 1998 and 1997

                Notes to Financial Statements                                        6

Item 2.         Management's Discussion and Analysis of Financial Condition          7
                and Results of Operations

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                          12

COR(TM) and INTEGRILIN(TM) are trademarks of COR THERAPEUTICS, INC.


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Notes


                             COR THERAPEUTICS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                             September 30,       December 31,
                                                             -------------       ------------
                                                                1998                1997
                                                              ---------          ---------
                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                $  15,671          $  22,209
     Short-term investments                                      65,200             60,360
     Contract receivables                                         1,952                422
     Prepaid copromotion expenses                                15,001              6,422
     Other current assets                                         1,113                564
                                                              ---------          ---------
          Total current assets                                   98,937             89,977

Property and equipment, net                                       5,495              5,408
                                                              ---------          ---------
                                                              $ 104,432          $  95,385
                                                              =========          =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $   3,493          $   2,446
     Accrued compensation                                         3,504              2,510
     Accrued development costs                                      906              3,155
     Accrued pre-commercial costs                                 3,108              1,256
     Deferred revenue                                            15,794                886
     Other accrued liabilities                                    3,083              1,345
     Long-term debt--current portion                                841                873
     Capital lease obligations--current portion                   1,533              1,699
                                                              ---------          ---------
          Total current liabilities                              32,262             14,170
Long-term debt--noncurrent portion                                2,244              1,014
Capital lease obligations--noncurrent portion                       783              1,803

Stockholders' equity                                            243,015            239,948
Accumulated deficit                                            (173,872)          (161,550)
                                                              ---------          ---------
          Total stockholders' equity                             69,143             78,398
                                                              ---------          ---------
                                                              $ 104,432          $  95,385
                                                              =========          =========

                                      See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)


                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,              September 30,
                                                                  ----------------------      ----------------------
                                                                    1998          1997          1998          1997
                                                                  --------      --------      --------      --------
Contract revenues:
     Copromotion revenue                                          $  1,812      $     --      $  1,812      $     --
     Milestone payments                                                 --            --        32,000         3,000
     Development contract revenue                                    1,040         2,911         1,963        12,816
                                                                  --------      --------      --------      --------
              Total contract revenues                                2,852         2,911        35,775        15,816
                                                                  --------      --------      --------      --------

Expenses:
     Cost of copromotion revenue                                     4,704            --         4,733            --
     Research and development                                        9,274        11,417        27,964        37,256
     Marketing, general and administrative                           6,159         2,644        18,169         7,246
                                                                  --------      --------      --------      --------
              Total expenses                                        20,137        14,061        50,866        44,502
                                                                  --------      --------      --------      --------

Loss from operations                                               (17,285)      (11,150)      (15,091)      (28,686)

Interest income                                                      1,126           437         3,347         1,684
Interest expense                                                      (116)         (148)         (578)         (496)
                                                                  --------      --------      --------      --------

Net loss                                                          $(16,275)     $(10,861)     $(12,322)     $(27,498)
                                                                  ========      ========      ========      ========

Basic and diluted net loss per share                              $  (0.67)     $  (0.54)     $  (0.51)     $  (1.37)
                                                                  ========      ========      ========      ========

Shares used in computing basic and diluted net loss per share       24,194        20,171        24,056        20,099
                                                                  ========      ========      ========      ========



                             See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                            (unaudited, in thousands)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                      ----------------------
                                                                        1998          1997
                                                                      --------      --------
Cash flows provided by (used in) operating activities:
    Net loss                                                          $(12,322)     $(27,498)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                   2,511         2,723
         Amortization of deferred compensation                             359           186
         Changes in assets and liabilities:
            Contract receivables                                        (1,530)        1,088
            Prepaid copromotion expenses                                (8,579)       (2,106)
            Other current assets                                          (549)        2,555
            Accounts payable                                             1,047         1,328
            Accrued compensation                                           994           971
            Accrued development costs                                   (2,249)       (3,420)
            Accrued pre-commercial costs                                 1,852           764
            Deferred revenue                                            14,908        (1,414)
            Other accrued liabilities                                    1,738          (269)
                                                                      --------      --------
              Total adjustments                                         10,502         2,406
                                                                      --------      --------
              Net cash used in operating activities                     (1,820)      (25,092)
                                                                      --------      --------
Cash flows provided by (used in) investing activities:
    Purchases of short-term investments                                (88,287)      (18,546)
    Sales of short-term investments                                     15,724        40,612
    Maturities of short-term investments                                68,000         7,500
    Additions to property and equipment                                 (2,598)         (681)
                                                                      --------      --------
              Net cash provided by (used in) investing activities       (7,161)       28,885
                                                                      --------      --------
Cash flows provided by (used in) financing activities:
    Proceeds from long-term debt                                         1,951            --
    Principal payments on long-term debt                                  (753)         (943)
    Proceeds from capital lease obligations                                 83           701
    Principal payments under capital lease obligations                  (1,269)       (1,193)
    Issuance of common stock                                             2,431           695
                                                                      --------      --------
              Net cash provided by (used in) financing activities        2,443          (740)
                                                                      --------      --------
Net increase (decrease) in cash and cash equivalents                    (6,538)        3,053
Cash and cash equivalents at the beginning of the period                22,209         2,615
                                                                      --------      --------
Cash and cash equivalents at the end of the period                    $ 15,671      $  5,668
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

Revenues

Revenues consist of contract revenues and license fees. Contract revenues include milestone payments, development-related revenues and copromotion-related revenues. Milestone payments and development contract revenues are recorded as earned based on the performance requirements of the contracts, while related costs are expensed as incurred. Copromotion-related contract revenues are generally recognized at the time of shipment of related product by Schering-Plough Corporation ("Schering") to wholesalers and are recorded net of allowances which management believes are sufficient to cover future requirements. Copromotion-related contract revenues for INTEGRILIN(TM) include the Company's share of profits, as defined, from the sales of product, as well as the reimbursement of certain manufacturing-related and marketing expenses which increase the amount of copromotion-related contract revenue included in the financial statements. Certain manufacturing-related copromotion expenses are deferred until the time of shipment of related product by Schering to wholesalers. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned.

Prepaid contract expenses

Prepaid contract expenses represent materials on-hand and deposits associated with manufacturing-related copromotion expenses.

2. EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard No. 128 ("Statement 128"), Earnings Per Share, ("EPS"), for the year ended December 31, 1997. The adoption of Statement 128 had no effect on amounts previously reported. Basic and diluted net loss per share was calculated using the weighted average number of shares of common stock outstanding of 24,194,000 and 24,056,000 for, respectively, the three and nine months ended September 30, 1998 and 20,171,000 and 20,099,000, respectively, for the same periods in 1997. Potentially dilutive securities, such as stock options, are excluded from the computation as their effect is antidilutive.

                             COR THERAPEUTICS, INC.


3.  RECENT ACCOUNTING PRONOUNCEMENTS

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

For all periods presented, the differences between the Company's loss as reported and comprehensive income (loss) were immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this document includes forward-looking statements which involve risks and uncertainties. Actual results of the Company's activities may differ significantly from the potential results discussed in such forward-looking statements. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Risk factors that might cause such differences include, but are not limited to, those factors identified below and in the sections titled "Business" and "Business-Additional Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The Company's business is subject to significant risks including, but not limited to, market acceptance of INTEGRILIN(TM), the success of its research and development efforts, lack of marketing and sales experience, the lengthy and expensive regulatory process, intense competition, uncertainties related to clinical trials, and the prosecution and enforcement of patents important to the Company's business. Even if the Company's potential products appear promising at various stages of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Additionally, when a product is approved for commercialization, such as INTEGRILIN(TM), it may not be successful for a number of reasons, including, but not limited to, competition from competing products, pharmaceutical pricing and reimbursement practices, risk of product recalls and potential supply shortages. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse effect on the Company's business, financial condition and results of operations.

OVERVIEW

Since its inception, COR has focused on the discovery and development of novel pharmaceutical products for the treatment and prevention of severe cardiovascular diseases. The Company has incurred a cumulative net loss of $173.9 million during the period from inception to September 30, 1998. The Company's principal sources of working capital have been primarily public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, interest income and property and equipment financings.

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

                             COR THERAPEUTICS, INC.


The Company and Schering-Plough Corporation ("Schering") are worldwide partners for INTEGRILIN(TM). The Company and Schering co-promote the drug in the United States and share profits, if any. The Company and Schering launched INTEGRILIN(TM) in June 1998 in the United States.

Sales of INTEGRILIN(TM) to wholesalers, as reported to COR by Schering, were $2,300,000 for the quarter ended September 30, 1998, and $3,700,000 from launch through September 30, 1998. Product sales as reported by Schering for the period from launch to June 30, 1998 or for the quarter ended September 30, 1998 are not necessarily indicative of product sales for any other interim period, for a full fiscal quarter or for a full fiscal year.

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


RESULTS OF OPERATIONS

Three and nine months ended September 30, 1998

Contract revenues of $2.9 million for the three months ended September 30, 1998 were approximately equal to the corresponding period in 1997. The Company recorded $1.8 million in copromotion revenue during the three months ended September 30, 1998 resulting from the launch of INTEGRILIN(TM) in June 1998. Development contract revenues decreased to $1.0 million for the three months ended September 30, 1998 compared to $2.9 million for the corresponding period in 1997, primarily due to the completion of PURSUIT, a large Phase III clinical trail for INTEGRILIN(TM), in the first half of 1997.

Total revenues increased to $35.8 million for the nine months ended September 30, 1998, compared to $15.8 million for the corresponding period in 1997. Contract revenues for the nine months ended September 30, 1998 included a $24.0 million milestone payment from Schering received in connection with regulatory approval of INTEGRILIN(TM) in the United States for certain indications and an $8.0 million milestone payment from Schering received in connection with the acceptance for review of the centralized Marketing Authorization application seeking marketing approval for INTEGRILIN(TM) in the EU. The increase in contract revenues from milestone payments was offset in part by a decrease in development contract revenues related to INTEGRILIN(TM). Development activities for INTEGRILIN(TM) in the nine months ended September 30, 1998 were lower than the corresponding periods of 1997, primarily due to the completion of the PURSUIT trial.

Cost of copromotion revenue was $4.7 million for the three and nine months ended September 30, 1998. Cost of copromotion revenue includes certain manufacturing-related and marketing expenses incurred in connection with the collaboration with Schering.

Research and development expenses decreased 19% and 25% for the three and nine months ended September 30, 1998, compared to the corresponding periods in 1997, primarily due to expenses associated with the completion of the PURSUIT trial in the first half of 1997. These decreases were offset in part by increased costs associated with increases in headcount and other research, development and clinical activities associated with other potential products. The Company expects research and development expenses to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN(TM) and clinical trials of product candidates in development.

                             COR THERAPEUTICS, INC.

Marketing, general and administrative expenses increased 133% and 151% for the three and nine months ended September 30, 1998, compared to the corresponding periods in 1997. These increases were primarily due to expenses associated with increased marketing and sales personnel and the launch of INTEGRILIN(TM), as well as increases in staffing and administrative expenses associated with general corporate activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company had available cash, cash equivalents and short-term investments of $80.9 million at September 30, 1998. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and credit risk. The Company has funded its operations to date primarily through public equity financings and proceeds from collaboration research and development agreements, as well as private equity financings, interest income and property and equipment financings.

Net cash used in operating activities, offset by additions to capital equipment, was $4.4 million for the nine months ended September 30, 1998, compared to net cash used by operating activities and additions to capital equipment of $25.8 million for the corresponding period in 1997. This change was primarily due to the recognition of milestone revenues related to the collaboration agreement with Schering. The Company expects that its expenditures for operating activities and additions to capital equipment will increase in future periods. The timing of these expenditures may vary from period to period depending on the timing and phase of, and indications pursued in, clinical trials of INTEGRILIN(TM) and product candidates in development.

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

YEAR 2000 ISSUE

The Company uses and relies on a wide variety of information technologies, computer systems and scientific equipment containing computer-related components. Some of the Company's older computer software programs and equipment may use two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000 to refer to the twentieth century rather than to the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002"). This condition is commonly referred to as the Year 2000 Issue. The Year 2000 Issue could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has developed a strategy to address the potential exposures related to the Year 2000 Issue on its operations for the Year 2000 and beyond. A review of key financial, informational and operational

                             COR THERAPEUTICS, INC.

systems has been completed. Plans for implementation and testing of any necessary modifications to these key computer systems and equipment to ensure that they are Year 2000 compliant have been or are in the final stages of being developed to address computer system and equipment problems as required by December 31, 1999. The Company believes that with these plans and completed modifications, the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, there can be no assurance that if these modifications are made in a timely fashion that they will prevent a material adverse effect on the Company's business, financial condition or results of operations. If such a material adverse effect were to occur, the magnitude of it cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, although such plans will be developed over the coming quarters if they are deemed necessary.

In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include corporate partners, suppliers, vendors, financial institutions and governmental entities. There can be no assurance that the systems of other organizations on which the Company may rely will adequately address the Year 2000 Issue, or that the failure of other organizations to address the Year 2000 Issue will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company has instituted a review of key third parties to assess their readiness to address the Year 2000 Issue.

The total cost of systems assessments and modifications related to the Year 2000 Issue is funded through operating cash flows and has not been material to date. The Company is expensing these costs as incurred. The Company has identified resources to address the Year 2000 Issue. The financial impact of making the required systems changes cannot be known precisely at this time, but it is currently expected to be less than $2.0 million. The actual financial impact could, however, exceed this estimate. These costs are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                     10.22     *    Long Term Supply Agreement between Registrant and Solvay, Societe Anonyme, dated September 28, 1995.

                     10.23     *    Amendment No. 1 to the Long Term Supply Agreement between Registrant and
                                    Solvay, Societe Anonyme, as amended, dated April 1, 1997.

                     10.24     *    License and Supply Agreement between the Registrant and Solvay, Societe Anonyme, dated July 27, 1994.

                     10.25     *    First Amendment to the License and Supply Agreement between Registrant and
                                    Solvay, Societe Anonyme, as amended, dated March 13, 1995.

                     10.26     *    Second Amendment to the License and Supply Agreement between Registrant and
                                    Solvay, Societe Anonyme, as amended, dated June 1, 1995.

                     10.27     *    Third Amendment to the License and Supply Agreement between Registrant and
                                    Solvay, Societe Anonyme, as amended, dated September 5, 1995.

                     10.28     *    Letter Amendment to the  License and Supply Agreement between Registrant and
                                    Solvay, Societe Anonyme, as amended, dated June 6, 1996.

                     10.29     *    Fourth Amendment to the License and Supply Agreement between Registrant and
                                    Solvay, Societe Anonyme, as amended, dated April 1, 1997.

                     27.1            Financial Data Schedule

           * Confidential treatment requested.


           (a)   Reports

                     There were no reports on Form 8-K filed for the quarter ended September 30, 1998.

                             COR THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      November 12, 1998

COR THERAPEUTICS, INC.

By:     /s/ VAUGHN M. KAILIAN            By:  /s/ LAURA A. BREGE
        --------------------------            ----------------------------------
        Vaughn M. Kailian                     Laura A. Brege
        President and Chief                   Senior Vice President, Finance and
        Executive Officer                     Chief Financial Officer

                                         By:  /s/ PETER S. RODDY
                                              ----------------------------------
                                              Peter S. Roddy
                                              Director, Finance and Controller

                                 EXHIBIT INDEX

10.22     *    Long Term Supply Agreement between Registrant and Solvay, Societe Anonyme, dated September 28, 1995.

10.23     *    Amendment No. 1 to the Long Term Supply Agreement between Registrant and
               Solvay, Societe Anonyme, as amended, dated April 1, 1997.

10.24     *    License and Supply Agreement between the Registrant and Solvay, Societe Anonyme, dated July 27, 1994.

10.25     *    First Amendment to the License and Supply Agreement between Registrant and
               Solvay, Societe Anonyme, as amended, dated March 13, 1995.

10.26     *    Second Amendment to the License and Supply Agreement between Registrant and
               Solvay, Societe Anonyme, as amended, dated June 1, 1995.

10.27     *    Third Amendment to the License and Supply Agreement between Registrant and
               Solvay, Societe Anonyme, as amended, dated September 5, 1995.

10.28     *    Letter Amendment to the  License and Supply Agreement between Registrant and
               Solvay, Societe Anonyme, as amended, dated June 6, 1996.

10.29     *    Fourth Amendment to the License and Supply Agreement between Registrant and
               Solvay, Societe Anonyme, as amended, dated April 1, 1997.

27.1            Financial Data Schedule

           * Confidential treatment requested.
