Form 10-K
period 1998-12-31
COR THERAPEUTICS INC / DE
filed 1999-03-25
CIK 874865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended: December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______to _______.

                         Commission File Number: 0-19290
                             COR THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)
                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)
                                   94-3060271
                      (I.R.S. employer identification no.)
                                 (650) 244-6800
              (Registrant's telephone number, including area code)
          256 EAST GRAND AVENUE, SOUTH SAN FRANCISCO, CALIFORNIA 94080
             (Address of principal executive offices and zip code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value
------------------------------
Preferred Share Purchase Rights
-------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1999, the aggregate market value (based upon the closing sales price of such stock as reported in the Nasdaq National Market on such date) of the voting stock held by non-affiliates of the Registrant was $171,862,185. (Excludes 7,079,922 shares outstanding at March 1, 1999 of the Registrant's Common Stock held by directors, executive officers and holders of more than 5% of the Company's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.)

As of March 1, 1999, the number of outstanding shares of the Registrants' Common Stock was 24,474,880.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Reference                                      Document                                               Form 10-K
---------                                      --------                                               ---------

   (1)        Portions of the Registrant's definitive proxy statement with respect to the              Part III
              Registrant's 1999 Annual Meeting of Stockholders, to be filed with the
              Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year.



================================================================================

                                     PART I

ITEM 1.  BUSINESS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. COR Therapeutics, Inc.'s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the sections entitled "Additional Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." INTEGRILIN(TM) (eptifibatide) Injection and COR(TM) are trademarks of COR Therapeutics, Inc.



GENERAL

COR Therapeutics, Inc. ("COR" or the "Company") was incorporated in Delaware on February 4, 1988. COR is dedicated to the discovery, development and commercialization of novel pharmaceutical products to establish new standards of care for the treatment and prevention of severe cardiovascular diseases. COR has complementary research and development programs that seek to address critical needs in cardiovascular diseases, including unstable angina, acute myocardial infarction, venous thrombosis and restenosis. In addition to INTEGRILIN, COR has developed a portfolio of cardiovascular product candidates and programs by combining its expertise with advanced drug discovery techniques.

INTEGRILIN is the first product that COR has taken from discovery to commercialization. INTEGRILIN was approved for marketing in the United States by the U.S. Food and Drug Administration ("FDA") in May 1998. INTEGRILIN is indicated for the treatment of patients with acute coronary syndrome or "ACS" (encompassing unstable angina and non-Q-wave myocardial infarction, collectively "UA/NQMI") including patients who are to be managed medically and those undergoing percutaneous coronary intervention ("PCI.") INTEGRILIN is also indicated for the treatment of patients undergoing PCI.

COR and Schering-Plough Ltd. and Schering Corporation (collectively, "Schering") are worldwide partners for INTEGRILIN. COR and Schering co-promote the drug in the United States and share any profits or losses. COR and Schering launched INTEGRILIN in June 1998 in the United States. See "Marketing and Sales Strategy."

Schering has the right to launch INTEGRILIN in the European Union ("EU") as an exclusive licensee on a royalty-bearing basis for a period of time. In February 1999, Schering announced that the Committee for Proprietary Medicinal Products ("CPMP") of the European Agency for the Evaluation of Medicinal Products issued a positive opinion recommending approval of INTEGRILIN for the prevention of myocardial infarction in patients presenting with UA/NQMI. The CPMP opinion serves as the basis for a European Commission approval, which is typically issued in approximately four months. The Company believes that the Commission approval of the centralized Marketing Authorization application for INTEGRILIN would result in a single Marketing Authorization with unified labeling that would be valid in all 15 European Union member states. Schering submitted the centralized Marketing Application in February 1998. INTEGRILIN has received regulatory approval in a number of countries outside the EU and the United States.

COR and Schering are conducting or have conducted Phase II clinical trials of INTEGRILIN with different thrombolytics in the setting of acute myocardial infarction. COR and Schering also sponsor additional clinical trials of INTEGRILIN in a variety of clinical settings.

In addition to its commercial activities, COR continues to pursue a wide array of research and development programs. The Company's next potential product is an oral glycoprotein IIb-IIIa ("GP IIb-IIIa") inhibitor to prevent platelet aggregation. Results to date of Phase I and initial Phase II studies for the Company's lead compound, cromafiban, show that it has high affinity and specificity for GP IIb-IIIa. Inhibition of platelet aggregation by cromafiban has been shown to be dose- and concentration-dependent. Plasma concentrations have indicated a sufficiently long elimination half-life to allow for once-daily dosing with a low peak-to-trough ratio and low inter-patient variability. No food interactions have been observed. Bleeding was the most prevalent complication encountered during cromafiban therapy in clinical trials conducted to date. COR is also conducting preclinical research and development in several other cardiovascular programs.



STRATEGY

- Maximize the Revenue Potential of INTEGRILIN(TM) (eptifibatide) Injection. COR has established a dedicated cardiovascular sales force to promote INTEGRILIN by educating the medical community about GP IIb-IIIa therapy and marketing the use of INTEGRILIN in such therapy. COR is also pursuing a development program that expands the use of INTEGRILIN into additional indications and geographies.

- Maintain Cardiovascular Disease Focus. Cardiovascular disease is the leading cause of death in the United States. COR believes that by combining its extensive knowledge of the molecular and cellular biology of cardiovascular diseases with advanced drug discovery techniques, it can develop new therapeutics to address large, unmet market opportunities.

- Maximize Value of Strategic Collaborations. COR will continue to seek out strategic collaborations that provide: (i) access to new and strategic therapeutics and technologies, (ii) attractive financial terms to offset internal research and development expenses and (iii) access to international marketing, sales and distribution capabilities.

- Continue to Build Relationships with Leading Clinicians and Scientists. COR has conducted its clinical trials at premier academic and clinical centers under the supervision of many of the world's leading cardiologists. COR builds strong relationships with prominent scientists and clinical cardiologists by sponsoring and conducting research and providing for increased exposure to its product candidates in the medical community.



THERAPEUTIC OPPORTUNITIES IN CARDIOVASCULAR DISEASE

Despite decades of extensive research and development and significant advances in treatment, cardiovascular disease remains the leading cause of death in the United States. Approximately one million people die each year from heart attacks, strokes and related diseases. As the number of elderly people in the population increases, the number of deaths attributable to these diseases continues to climb. COR has focused its research and development efforts on agents that have the potential to prevent and/or treat these diseases. In particular, COR has targeted the diseases of arterial thrombosis, venous thrombosis and restenosis.

In arterial thrombosis, an aggregation of platelets (a thrombus, essentially a plug) forms on the lining of an injured artery. The thrombus occludes the artery and thereby impairs its ability to supply oxygen to the heart, brain and other organs. In the heart, disorders from arterial thrombosis range from prolonged episodes of severe chest pain (including unstable angina) to heart attack (acute myocardial infarction) to sudden death. In the brain, disorders range from a temporary reduction in oxygen supply to stroke. Each year, approximately six million people suffer from severe chest pain, one million from heart attack and 600,000 from stroke.

In venous thrombosis, disorders are not generally related to occlusion but rather to the breaking-off or embolization of the thrombus from its attachment site. The broken-off thrombus can travel to the lungs and cause a pulmonary embolism, a serious disorder in which blood supply is blocked and lung tissue is killed. Each year, over 270,000 patients are diagnosed with venous thrombosis. Approximately 50,000 patients die annually from pulmonary embolisms.

In restenosis, an artery significantly re-narrows following an angioplasty procedure, usually within 6 months. Approximately 500,000 patients undergo angioplasties each year and up to 40% suffer from restenosis. Restenosis rates have declined recently with the acceptance of coronary stenting to accompany angioplasty, but stenting itself can be complicated by restenosis, particularly in smaller vessels. Restenosis therefore remains a threat whether or not stents are deployed.



INTEGRILIN(TM) (EPTIFIBATIDE) INJECTION

INTEGRILIN is a small synthetic peptide that blocks the platelet receptor GP IIb-IIIa to inhibit platelet aggregation. By blocking GP IIb-IIIa, INTEGRILIN helps prevent thrombus formations from fully occluding coronary arteries, a situation that can lead to heart attack or death in patients with ACS or patients undergoing PCI. Importantly, the effects of INTEGRILIN are specific to platelets, thereby avoiding interference with other normal cardiovascular processes. Additionally, the effects of INTEGRILIN can be reversed once therapy with INTEGRILIN is discontinued. Over one million people in the United States annually are candidates for INTEGRILIN therapy.

INTEGRILIN has the broadest range of indications among GP IIb-IIIa inhibitors approved for marketing in the United States. INTEGRILIN can be administered at the time of diagnosis in the emergency department to patients with ACS regardless of whether they are medically managed or ultimately undergo PCI on INTEGRILIN therapy. INTEGRILIN can be administered to patients prior to (but not during) coronary artery bypass grafting surgery. Additionally, INTEGRILIN can also be administered at the time of PCI to patients who undergo elective, emergency or urgent PCI.

Contraindications include, but are not limited to, a history of bleeding diathesis or stroke, evidence of abnormal bleeding within the previous 30 days, recent major surgery or concomitant use of another parenteral GP IIb-IIIa inhibitor.

Bleeding is the most common complication encountered during INTEGRILIN therapy. The majority of excess major-bleeding events were localized at the femoral artery access site. Oropharyngeal, genitourinary, gastrointestinal and retroperitoneal bleeding were seen more commonly with INTEGRILIN compared with placebo.

A competing product, abciximab, is used primarily in the catheterization laboratory setting in patients undergoing PCI. Another competing product, tirofiban, is used primarily in the setting of ACS. See "Competition."

INTEGRILIN was studied in two randomized, double-blind, placebo-controlled Phase III clinical trials: the PURSUIT trial and the IMPACT II trial. PURSUIT was the largest clinical study ever conducted of patients with UA/NQMI and the largest study ever conducted with a GP IIb-IIIa inhibitor. PURSUIT's results were published in August 1998 in The New England Journal of Medicine.

Commercialization of INTEGRILIN

COR and Schering launched INTEGRILIN in June 1998 in the United States. COR and Schering are worldwide partners for INTEGRILIN. COR and Schering co-promote the drug in the United States and share any profits or losses. In Europe, Schering has the right to launch the product as an exclusive licensee on a royalty-bearing basis for a period of time. See "Collaboration Agreements - Collaboration Agreement with Schering-Plough Ltd. and Schering Corporation."

The Company's marketing strategy for INTEGRILIN is to encourage early use of INTEGRILIN in patients with ACS and in patients undergoing PCI. COR believes that INTEGRILIN sales will increase as early usage becomes more common and as the number of hospitals stocking INTEGRILIN increases. COR and Schering have identified over 2,000 hospitals as initial potential users of INTEGRILIN. Over 1,100 of these hospitals currently stock or use INTEGRILIN.

COR and Schering have each established cardiovascular sales forces to educate the medical community about GP IIb-IIIa therapy and to market the use of INTEGRILIN in such therapy. COR focuses its selling efforts for INTEGRILIN on clinical cardiologists, interventional cardiologists and emergency medicine physicians. The Company also focuses on hospital pharmacy directors, formulary committee members, hospital administrators and nurses, all of whom might affect purchasing decisions. See "Marketing and Sales Strategy."

RESEARCH AND DEVELOPMENT PROGRAMS

Pipeline

The following table summarizes information about the Company's primary research and development programs. For further information, see the more detailed descriptions of these programs elsewhere in this Report.

Potential Product/Program                    Indication                               Status
---------------------------------------      ----------------------------------       ------------------------
Oral GP IIb-IIIa Inhibitor (cromafiban)      ACS and Stroke                           Phase II Clinical Trials
Factor Xa Inhibitor                          Venous Thrombosis                        Preclinical
Growth Factor Inhibitor(1)                   Restenosis                               Preclinical
Thrombin Receptor Inhibitor                  ACS, Restenosis, Stroke Prevention       Research
Platelet ADP Receptor                        ACS, Restenosis, Stroke Prevention       Research
Myocardial Signal Transduction               Congestive Heart Failure                 Research
Integrin Signaling                           Multiple                                 Research

(1) This program is being pursued in collaboration with Kyowa Hakko Kogyo Co., Ltd. See "Collaboration Agreements - Relationship with Kyowa Hakko Kogyo Co., Ltd."

Oral GP IIb-IIIa Inhibitor Product Candidate

Current therapies aimed at preventing arterial thrombosis either do not address the underlying cause of thrombosis (namely, platelet aggregation) and/or are severely limited in their ability to fight thrombosis. Agents such as beta blockers, calcium antagonists, warfarin sodium and nitrates all inhibit platelet aggregation, but through secondary processes and only under the careful supervision of a monitoring physician. Agents such as aspirin, ticlopidine and clopidigrel, on the other hand, do not require much supervision, but are relatively weak inhibitors of platelet aggregation. Since the platelet receptor GP IIb-IIIa acts as the final common pathway for platelet aggregation, the Company believes that its inhibition offers the most effective means to prevent thrombosis.

Oral GP IIb-IIIa inhibitors could represent a new class of drugs for patients with a history of acute coronary syndromes or cerebrovascular accidents. Over six million people in the U.S. have a history of heart attack, stroke or transient ischemic attack. Oral GP IIb-IIIa inhibitors may prove useful in helping to prevent these catastrophic events.

COR has developed an oral GP IIb-IIIa inhibitor to prevent platelet aggregation. Results to date of Phase I and initial Phase II studies for the Company's lead compound, cromafiban, show that it has high affinity and specificity for GP IIb-IIIa. Inhibition of platelet aggregation by cromafiban has been shown to be dose- and concentration-dependent. Plasma concentrations have indicated a sufficiently long elimination half-life to allow for once-daily dosing with a low peak-to-trough ratio and low inter-patient variability. No food interactions have been observed. Bleeding was the most prevalent complication encountered during cromafiban therapy in clinical trials conducted to date.

Factor Xa Inhibitor Program

The Company has identified the factor Xa/prothrombinase complex as a target for small molecule inhibitors. The factor Xa/prothrombinase complex catalyzes the conversion of prothrombin to thrombin. The Company believes that the inhibition of this conversion offers the possibility for a safer and potentially more efficacious approach to arterial and venous thrombosis than is presently available with agents that inhibit both thrombin generation and thrombin activity (e.g., heparin and low molecular weight heparin.) The Company's scientists have discovered multiple chemical classes of novel small molecule inhibitors with high potency and specificity which have been shown to block both arterial and venous thrombosis in various animal models. A lead compound that can be administered orally is currently in preclinical development. The Company believes that the development of inhibitors in this class may offer significant clinical advantages over presently available agents such as heparin, low molecular weight heparin or warfarin sodium.

Growth Factor Inhibitor Program

The Company's growth factor inhibitor program is directed toward the discovery of protein and small molecule inhibitors of certain growth factor receptors in the tyrosine kinase family. These inhibitors have the potential to reduce restenosis following coronary intervention. This program is subject to a collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. (see "Collaboration Agreements - Relationship with Kyowa Hakko Kogyo Co., Ltd.")

Other Research and Development Programs

The Company's thrombin receptor inhibitor program is directed toward the discovery of agents for the treatment of arterial thrombosis and restenosis as well as stroke. Thrombin is an enzyme that has multiple effects on cells and proteins within the vasculature and is the most potent activator of platelets. This program is subject to a collaboration agreement (see "Collaboration Agreements - Relationship with Ortho Pharmaceutical Corporation.")

The Company's platelet ADP receptor program is directed toward the discovery of agents for the treatment of arterial thrombosis as well as stroke. ADP receptors on the surface of platelets play a key role in promoting platelet activation and aggregation.

The Company's myocardial signal transduction program is directed toward the discovery of agents for the treatment and prevention of congestive heart failure. The Company is focusing on particular molecular targets in a specific signaling pathway as a site for intervention. This program may also have application in the treatment of myocardial ischemia.

The Company's integrin signal transduction program may produce agents that are useful for the treatment or prevention of a wide variety of disorders including thrombosis, inflammation, atherosclerosis and tumor metastasis. Integrins play a key role in modulating not only cell migration and shape but also growth and differentiation, thus placing them at a central location in a variety of disease processes. This effort is being conducted in collaboration with investigators at the Scripps Research Foundation.

Non-cardiovascular Research Applications

The Company's research has resulted in the identification of compounds with potential non-cardiovascular applications. The Company believes certain of its growth factor inhibitors may have applications in treating certain other disorders which involve cell proliferation, such as cancer, angiogenesis and chronic renal failure. The Company has identified other compounds with potential applications in the areas of wound healing, tumor metastasis and osteoporosis. The Company intends to pursue such opportunities and seek collaboration partners to develop and commercialize any potential product opportunities where appropriate.



DRUG DISCOVERY CAPABILITIES

To achieve its drug discovery objectives, the Company has established advanced capabilities in several key technology areas.

Cardiovascular Biology

The Company's scientists and advisors have contributed to certain key advances in the scientific understanding of thrombosis, restenosis and heart failure. The Company has applied this expertise in its choice of specific disease targets and in the creation of its drug discovery strategies. The Company's major focus has been on thrombosis, the process underlying the syndromes of acute myocardial infarction, unstable angina and restenosis, as well as the process of vascular smooth muscle cell proliferation following PCI or other vascular interventional procedures. The Company's scientists have targeted several of the potential mechanisms that regulate intravascular thrombosis or restenosis, including the platelet, the coagulation factor cascade and the vascular wall. The Company's approach has been to understand the pathophysiology of the disease process itself and then to identify and characterize molecular targets for which an agonist or antagonist might have a positive therapeutic impact.

High Throughput Screening

The Company has applied its biological expertise to develop a variety of novel assays suitable for high throughput screening. For each high throughput screening assay developed, numerous secondary assays for confirming in vitro activity and specificity have also been developed. The Company's screening library consists of compounds either developed internally or purchased from commercial or academic groups. The Company uses computer-based algorithms to model molecular diversity in order to maximize the overall diversity of its compound library. The Company is currently conducting high throughput screening using multiple proprietary assays against the Company's molecular targets.

Medicinal Chemistry

The Company has established capabilities to synthesize small organic molecules. These capabilities use both structure-based design principles and traditional analog synthetic approaches applied to small molecules discovered through the screening of organic molecules in the Company's proprietary assays. The Company also has a combinatorial chemistry program. Using structure-based design approaches, the Company believes it has developed particular expertise in developing small molecule organic compounds that mimic the activity of peptide leads. This capability enables the Company to more effectively generate compounds with appropriate pharmaceutical properties, such as oral bioavailability and a prolonged half-life.

Animal Model Studies

The Company has established an important internal capability in the development of animal models. The Company uses a variety of animal models that are relevant in predicting responses to the Company's disease targets in humans, including proprietary models developed internally. In addition, the Company works closely with outside consultants and laboratories in other areas, such as the development of knock-out and transgenic models and the evaluation of compounds in primate models. Using internal and external capabilities, the Company can rapidly evaluate compounds with therapeutic potential in multiple complementary models.



RESEARCH AND DEVELOPMENT EXPENSES

In 1998, 1997 and 1996, the Company's research and development expenses were $39,915,000, $47,831,000 and $50,791,000 respectively. For further information about the Company's research and development expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."



MARKETING AND SALES STRATEGY

The Company's marketing strategy for INTEGRILIN(TM) (eptifibatide) Injection is to encourage early use of INTEGRILIN in patients with ACS and in patients undergoing PCI. COR believes that INTEGRILIN sales will increase as early usage becomes more common and as the number of hospitals stocking INTEGRILIN increases. COR and Schering have identified over 2,000 hospitals as initial potential users of INTEGRILIN. Over 1,100 of these hospitals currently stock or use INTEGRILIN.

COR and Schering have each established cardiovascular sales forces to educate the medical community about GP IIb-IIIa therapy and to market the use of INTEGRILIN in such therapy. COR focuses its selling efforts for INTEGRILIN on clinical cardiologists, interventional cardiologists and emergency medicine physicians. The

Company also focuses on hospital pharmacy directors, formulary committee members, hospital administrators and nurses, all of whom might affect purchasing decisions.

The Company and Schering are worldwide partners for INTEGRILIN(TM) (eptifibatide) Injection. The Company and Schering co-promote the drug in the United States and share any profits or losses. Schering is responsible for the distribution of the final product from manufacturers to wholesalers. In Europe, Schering has the right to launch the product as an exclusive licensee on a royalty-bearing basis for a period of time. Following this initial period, the Company has the right to co-promote the product in Europe and share any profits or losses. In all co-promotion territories, the exact profit-sharing ratio between the companies depends on the amount of sales effort contributed by each company. Outside of the United States, Canada and Europe, Schering is the exclusive licensee on a royalty-bearing basis. Schering is primarily responsible for regulatory filings outside the United States and Canada. Schering participates in and shares the costs of continuing development of INTEGRILIN. See "Collaboration Agreements - Collaboration Agreement with Schering-Plough Ltd. and Schering Corporation."

The Company's overall marketing strategy is to market any products for which it obtains approval either directly or through co-promotion arrangements or other licensing arrangements with pharmaceutical or biotechnology companies. The Company's products under development are targeted towards both the acute care and the chronic care markets. The Company intends to retain selected North American and international marketing rights for products, where appropriate.

The Company has not developed a specific commercialization plan with respect to other potential products. Implementation will depend in large part on the market potential of any product candidates, as well as on the Company's financial resources. The Company may establish co-promotion, corporate partner or other arrangements for the marketing and sale of certain of its products and in certain geographic markets. The Company may not be successful in establishing such arrangements and/or these arrangements may not result in the successful marketing and sales of any of the Company's products or product candidates.

Sales of INTEGRILIN and potential products may depend heavily upon the availability of reimbursement from third-party payors, such as government and private insurance plans. The Company meets with administrators of these plans to discuss the potential medical benefits and cost-effectiveness of its products. The Company believes this approach may assist in obtaining reimbursement authorization for its products from these third-party payors. See "Additional Risk Factors - Pharmaceutical Pricing and Reimbursement."



COMPETITION

Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large and competition is intense and expected to increase. The Company's most significant competitors are major pharmaceutical companies and established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Emerging pharmaceutical and biotechnology companies may also prove to be significant competitors, particularly through collaboration arrangements with large pharmaceutical companies. Many of these competitors have cardiovascular products approved or in development and operate large, well-funded cardiovascular research and development programs. Furthermore, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection and establish collaboration arrangements for product and clinical development and marketing in the cardiovascular disease field and other areas being targeted by the Company. In addition, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

The Company is aware of products in research or development by its competitors that address all of the diseases and disorders being targeted by the Company and any of these products may compete with potential products being developed by the Company, depending upon the pharmacological characteristics of each product. Competition is based primarily on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

In particular, many of the Company's competitors have programs specifically designed to develop both parenteral and oral GP IIb-IIIa inhibitors. Two other parenteral GP IIb-IIIa inhibitors have received regulatory approval in the United States and are currently being marketed and sold: abciximab, which is being developed by Centocor, Inc. and marketed by Centocor, Inc. and Eli Lilly & Co.; and tirofiban, which is being developed and marketed by Merck & Co., Inc. Orally available GP IIb-IIIa inhibitors are also being developed by a number of pharmaceutical companies with agents at various stages of development. The Company believes these orally administered compounds are not likely to represent direct competition for parenteral products because they are being designed for chronic therapies, are expected to be dosed to have a lesser anti-platelet effect than parenteral products and are designed to have a long biological half-life. Competitors might succeed in developing products or technologies that are more effective than those being developed by the Company and these products or technologies might render the Company's technology obsolete or noncompetitive.

Any product which the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. For certain of the Company's potential products, important competitive factors will be the pricing and timing of market introduction of competitive products. Accordingly, important competitive factors will be the relative speed with which companies can develop products, complete the clinical testing and approval processes and supply commercial quantities of the product to the market. With respect to clinical testing, competition may also delay progress by limiting the number of clinical investigators and patients available to test the Company's potential products.



COLLABORATION AGREEMENTS

The Company evaluates, on an ongoing basis, potential collaborations where such relationships may complement and expand the Company's research, development, sales or marketing capabilities. The Company is currently engaged in a number of collaborations with other companies, consultants, universities and medical centers. The Company's main collaboration agreements are with Schering and Kyowa Hakko Kogyo Co., Ltd. The research term of the Company's agreement with Ortho Pharmaceutical Corporation expired in December 1998.

Collaboration Agreement with Schering-Plough Ltd. and Schering Corporation

In April 1995, the Company entered into a collaboration agreement with Schering to jointly develop and commercialize INTEGRILIN(TM) (eptifibatide) Injection on a worldwide basis. In December 1998, the Company and Schering amended the agreement. See also "Marketing and Sales Strategy." Pursuant to this agreement, decisions regarding the ongoing development and marketing of INTEGRILIN are generally subject to the oversight of a Joint Steering Committee with equal membership from the Company and Schering, although certain development decisions are allocated specifically to the Company and in those markets where Schering has exclusive marketing rights, Schering has decision-making authority with respect to marketing issues.

The Company and Schering co-promote INTEGRILIN in the United States and share any profits or losses. Schering is responsible for the distribution of the final product from manufacturers to wholesalers. In Europe, Schering has the right to launch INTEGRILIN as an exclusive licensee on a royalty-bearing basis for a period of time. Following this initial period, the Company has the right to co-promote the product in Europe and share any profits or losses. In all co-promotion territories, the exact profit-sharing ratio between the companies depends on the amount of sales effort contributed by each company. Outside of the United States, Canada and Europe, Schering is the exclusive licensee on a royalty-bearing basis. Schering is primarily responsible for regulatory filings outside the United States and Canada. Schering participates in and shares the costs of continuing development of INTEGRILIN. Under the terms of the agreement, both parties have certain rights to terminate for breach.

In 1998, the Company recognized $3,933,000 in co-promotion revenue from sales of INTEGRILIN(TM) (eptifibatide) Injection under its agreement with Schering. In 1998, 1997 and 1996, the Company recognized $32,000,000, $8,000,000 and
$12,000,000, respectively, in milestone revenues and $5,730,000, $11,290,000 and $6,635,000, respectively, in development-related contract revenues under the agreement. Schering has agreed to pay additional milestone payments to the Company if specified development milestones are achieved. If Schering were to breach or terminate its agreement with the Company, fail to pay milestone payments or its share of collaborative costs or otherwise fail to conduct its collaborative activities in a timely manner, the Company would be required to devote substantial additional resources to the development and promotion of INTEGRILIN or seek to obtain capabilities or funding through alternative sources, which would result in a significant delay of these activities.

Collaboration Agreement with Kyowa Hakko Kogyo Co., Ltd.

In November 1992, the Company entered into a collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") focused on the discovery and development of small molecule pharmaceuticals, primarily for the prevention of restenosis following angioplasty. The collaboration targets a defined class of growth factor inhibitors. This agreement has been amended several times and has been extended until November 1999. Both companies have committed significant internal resources to all phases of research. The Company has exclusive development and marketing rights in the United States for any products resulting from the collaboration and Kyowa Hakko has exclusive development and marketing rights in Asia for any such products. The companies have agreed to develop and commercialize jointly any such products on a shared economic basis in the rest of the world. The agreement further provides that Kyowa Hakko will have the exclusive right to develop and commercialize small molecule products for indications related solely to a single, defined non-cardiovascular disease indication outside of the United States.

In addition, under the terms of the agreement, Kyowa Hakko has certain rights to supply bulk material for the manufacture of any products resulting from the collaboration and the Company has agreed to purchase its requirements for such material from Kyowa Hakko. If Kyowa Hakko is unable to provide the Company with adequate supplies of any material, the Company is entitled to seek alternate suppliers. However, the Company may not be able to establish any alternative supply arrangements on a timely or commercially reasonable basis.

Collaboration Agreement with Ortho Pharmaceutical Corporation

In December 1993, the Company entered into a collaboration agreement with Ortho Pharmaceutical Corporation ("Ortho"), focusing on the joint discovery, development and commercialization of novel pharmaceuticals that may result from collaborative research on the thrombin receptor. This agreement was amended in September 1996. The Company and Ortho each provided specified levels of internal resources to the collaborative research over the initial three-year research term. In 1997, the Company recognized $2,400,000 in development-related contract revenues under this agreement. The research term expired in December 1998.

If products arise from this collaboration, Ortho will make development milestone payments to the Company. In addition, the Company and Ortho may participate (i) in development of products under the collaboration and share equally in the development costs on a worldwide basis, (ii) equally in the commercialization of co-developed products (with the Company's rights of commercialization to be limited to specified countries, including the major countries of Europe and in North America, Japan and Australia) and (iii) equally in profits or losses from any co-developed products in those countries where the companies jointly commercialize the products. If either company decides not to participate in the development of a product under the collaboration or does not participate in the commercialization of such product in one or more countries, that company would receive royalties based on product sales.

MANUFACTURING AND PROCESS DEVELOPMENT

The Company has no manufacturing facilities for either the commercial production of bulk active drug substances or the manufacture of final dosage forms. The Company is dependent on contract manufacturers or collaboration partners for the commercial production of INTEGRILIN(TM) (eptifibatide) Injection and any potential products or compounds for preclinical research and clinical trial purposes and expects to be dependent on such manufacturers or collaboration partners for the foreseeable future. The Company has conducted manufacturing testing programs required to obtain FDA and other regulatory approvals for the manufacture of drug substances and drug products. However, the Company has no experience manufacturing pharmaceutical or other products.

The Company believes the contracted supply of INTEGRILIN is sufficient to meet current market demand. The Company is working with its vendors on capacity forecasts to assure that there is an adequate supply of the drug, including raw materials, in the future. The Company has established long-term supply arrangements with one supplier for the bulk product (Solvay, Societe Anonyme) and with another supplier for the filling and final packaging of INTEGRILIN. In addition, the Company has identified a second manufacturer of bulk product of INTEGRILIN and has transferred the necessary process technology to that manufacturer. The Company's manufacturing plans include the addition of capacity with its existing suppliers and with secondary manufacturers of bulk and finished product. Agreements with alternative contract manufacturers may not be reached on a timely basis or at all. The Company may need expanded capacity to meet additional market demand. If this were to occur, the Company may not be able to expand capacity in a timely manner or at all.

The Company's dependence upon third parties for the manufacture of its potential products may adversely affect the Company's profit margins, if any, and its ability to develop and manufacture products on a timely and competitive basis. In connection with the commercialization of its existing and potential products, the Company's strategy is to establish multiple third-party manufacturing sources on commercially reasonable terms. The Company may not be able to establish such sources on commercially reasonable terms. Even if such sources are established, the sources may not be successful. In the event that the Company is unable to obtain contract manufacturing or obtain such manufacturing on commercially acceptable terms, it may not be able to commercialize its products as planned.

The Company believes that material that has been produced by contract manufacturers has been done in conformity with applicable regulatory requirements. The Company has established a quality assurance/control program to ensure that the Company's compounds are manufactured in accordance with Current Good Manufacturing Practices ("CGMP"), the requirements of the California State Food and Drug Administration and other applicable regulations. Any contract manufacturers that the Company may use must adhere to CGMP. The FDA or other regulatory agencies may not approve the processes or the facilities by which any of the Company's potential products may be manufactured. In addition, if the facilities cannot pass regular post-approval FDA inspections, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary and other sanctions could be applied, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Government Regulation."

The Company believes that all of its existing compounds can be produced using established manufacturing methods, including cell culture, fermentation or traditional pharmaceutical synthesis. The manufacture of the Company's compounds is based in part on technology that the Company believes to be proprietary. Contract manufacturers may utilize their own technology, the technology of the Company or that of third parties. Successful technology transfer is needed to ensure success with potential secondary suppliers. Such manufacturers may not abide by the limitations or confidentiality restrictions in licenses with the Company. In addition, any such manufacturer may develop process technology related to the manufacture of the Company's compounds that such manufacturer owns either independently or jointly with the Company. This would increase the Company's reliance on such manufacturer or require the Company to obtain a license from such manufacturer in order to have its products manufactured. Any such license may not be available on terms acceptable to the Company, if at all.

For the Company's product candidates in development, the Company expects that it will need to improve or modify its existing process technologies and manufacturing capabilities. The Company cannot quantify the time or expense that may ultimately be required to improve or modify its existing process technologies, but it is possible that such time or expense could be substantial. Moreover, the Company may not be able to implement any of these improvements or modifications successfully.



PATENTS, PROPRIETARY RIGHTS AND LICENSES

Patents

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

The Company's success will depend in part on its ability to obtain and maintain patent protection for its product, INTEGRILIN(TM) (eptifibatide) Injection, and its product candidates in development, both in the United States and in other countries. The Company has patents or has filed applications for patents covering many of its product candidates, processes, various aspects of the Company's platelet aggregation inhibitor, growth factor receptor and venous thrombosis programs, as well as other programs. Many of the patents or applications include composition of matter claims relating to a number of the Company's compounds. Also, the Company has exclusively licensed a series of related patent applications with respect to certain of its product candidates. The patent positions of pharmaceutical and biotechnology firms, including the Company, are often uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, the Company does not know whether any of its applications will result in the issuance of patents or whether any of its issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may need to participate in interference proceedings declared by the United States Patent and Trademark Office or, with respect to foreign patents and patent applications, with foreign regulatory agencies, to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company.

The development of therapeutic products for cardiovascular applications is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications are competitive with the Company's applications or conflict in certain respects with claims made under applications that cover one or more of the Company's programs. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued, which could materially adversely affect the Company's prospects. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may not be able to obtain licenses to these patents at a reasonable cost or develop or obtain alternative technology.

In October 1997, a patent opposition was filed in Europe by another company against the claims of a patent granted to the Company in Europe covering broad, generic claims for INTEGRILIN, as well as numerous related compounds that are not part of the Company's core technology. The opposition asserts that all claims of the patent are unpatentable. The Company intends to vigorously defend its patent. However, this patent opposition may result in an unfavorable outcome.

Trade Secrets

The Company also relies upon trade secret protection for its confidential and proprietary information. Other parties may independently develop substantially equivalent proprietary information and techniques, otherwise gain access to the Company's trade secrets or disclose the Company's trade secrets or such substantially equivalent technology. In addition, the Company may not be able to meaningfully protect its trade secrets.

Licensed Technology

The Company has obtained licenses from certain universities, companies and research institutions to technologies, processes and compounds that it believes may be important to the development of its products. These agreements require the Company to pay license maintenance fees and, upon commercial introduction of certain products, to pay royalties. These include an exclusive license agreement with the Regents of the University of California that may be canceled or converted to a non-exclusive license if specified milestones are not achieved. These licenses may not provide effective protection against the Company's competitors.

Confidentiality Agreements

It is the Company's policy to require its employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual while in the Company's employment shall be the exclusive property of the Company. These agreements may not provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.



GOVERNMENT REGULATION

The production and marketing of the Company's product, INTEGRILIN(TM) (eptifibatide) Injection and the Company's ongoing research and development of product candidates and other activities, are subject to extensive regulation by numerous government authorities in the United States and other countries. The Food, Drug and Cosmetic Act (the "FDC Act") and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of drug products. Satisfaction of such regulatory requirements typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. For its currently marketed product, INTEGRILIN and for prospective products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, warning letters, recall of product, suspension of production and/or distribution and possible civil and criminal sanctions.

The FDA's policies may change and additional governmental regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. The Company is unable to predict the likelihood of adverse governmental regulation that might arise from future legislation or administrative action, either in the United States or abroad. Furthermore, the Company may encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials. The Company may not be granted approval for potential products. Additionally, the Company may not have sufficient resources to carry potential products through the regulatory approval process.

Clinical Testing

Prior to marketing in the United States, any product developed by the Company must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FDC Act. The steps ordinarily required before a drug may be commercially marketed in the United States include (a) the submission to the FDA of an Investigational New Drug application (including results of preclinical testing) which must become effective before clinical trials may commence; (b) the conduct of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (c) the submission to the FDA of a new drug application

("NDA"); and (d) the FDA's approval of the applications, including approval of all product labeling and inspection of manufacturing facilities.

Preclinical studies must be conducted in compliance with Good Laboratory Procedures regulations. Clinical testing must meet requirements for Institutional Review Board oversight and informed consent, as well as FDA prior review, oversight and Good Clinical Practice regulations. Generally, clinical trials involve three phases and are subject to detailed protocols, which must be reviewed by the FDA. The Company or the FDA may suspend clinical trials at any time if either believes that the subjects participating in such trials are being exposed to unacceptable health risks.

Data obtained from preclinical testing and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. The Company may not obtain regulatory approval for any of the Company's potential products. If regulatory approval is granted by the FDA, such approval will be limited to those specific segments of the population for which the product is effective, as demonstrated through clinical trials. Approval may entail ongoing requirements for post-marketing studies. Product candidates developed by the Company alone or in conjunction with others may not be proven to be safe and efficacious in clinical trials or may not meet all of the applicable regulatory requirements needed to receive or maintain marketing approval.

Other Regulation

Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer's quality control and manufacturing procedures (either the Company's own or a third-party manufacturer's) conform to CGMP which must be followed at all times. In complying with CGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with specifications and production, record keeping, quality control, reporting and other requirements. See also "Manufacturing and Process Development."

Outside the United States, the Company's ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the EU, centralized procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authorities are satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks and potential delays associated with FDA approval set forth above.

The Company must also comply with other applicable federal, state and local laws and regulations, such as the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substances Control Act, national restrictions on technology transfer, regulations for the protection of human subjects in clinical studies and for animal welfare in preclinical studies and import, export and customs regulation. From time to time Congressional Committees and federal agencies have indicated an interest in implementing further regulation of biotechnology and its applications.



INSURANCE

The testing, marketing and sale of human pharmaceuticals expose the Company to significant and unpredictable risks of product liability claims in the event that the use of its technology or products is alleged to have resulted in adverse effects. Such risks will exist even with respect to any products that receive regulatory approval for commercial sale. While the Company has obtained liability insurance for commercial use of INTEGRILIN(TM) (eptifibatide) Injection and the conduct of the Company's clinical trails, such insurance may not be sufficient to satisfy any liability that may arise. Additionally, adequate insurance coverage may not be available in the future at an acceptable cost, if at all. A product liability claim may adversely affect the Company's business, financial condition, and results of operations.

EMPLOYEES

As of March 1, 1999, the Company had 321 full-time employees, of whom 149 were in research and development, 103 were in sales and 69 were in marketing, general and administrative functions. The Company's sales force is located throughout the United States. All other employees are located at the Company's facility in South San Francisco, California.

None of the Company's employees is represented by a collective bargaining agreement. The Company considers its employee relations to be good. The Company's policy is to enter into confidentiality agreements with its employees and consultants. See "Patents, Proprietary Rights and Licenses - Confidentiality Agreements."

                             ADDITIONAL RISK FACTORS

Stockholders and potential investors in shares of the Company's stock should carefully consider the following risk factors, in addition to other information in this Report. The Company is identifying these risk factors as important factors that could cause the Company's actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of the Company. The Company is relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of the Company are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.



HISTORY OF OPERATING LOSSES AND UNCERTAINTY OF FUTURE PROFITABILITY AND FUNDING

The Company's revenues to date have consisted largely of contract revenue from milestone payments and, to a very limited extent, contract revenue from product sales by Schering of the Company's only commercial product, INTEGRILIN(TM) (eptifibatide) Injection. Historically, the Company's expenses have exceeded revenues. The Company had an accumulated deficit as of December 31, 1998 of $189,164,000. These losses may increase as the Company expands its research and development and commercialization activities and such losses may fluctuate significantly from quarter to quarter. The Company may never achieve or sustain significant revenues from product sales or profitable operations. The Company's prospects are highly dependent upon increasing the sales of INTEGRILIN by Schering.

The development of the Company's technology and potential products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop and optimize such technology and potential products, to establish manufacturing, marketing and sales capabilities and to bring any such products to market. The Company's future capital requirements will depend upon many factors, including continued scientific progress in the research and development of the Company's technology and drug programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims or trade secrets and product commercialization activities. The Company may not be able to successfully develop or commercialize any of its potential products.

The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its operations at least through the end of 2000. The Company may seek additional funding through collaboration arrangements and public or private financings, including equity financings. Such additional funding may not be available on favorable terms, if at all. In such event, the Company may need to delay or curtail its research and development activities to a significant extent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."



NO ASSURANCE OF MARKET ACCEPTANCE OF INTEGRILIN; LIMITED MARKETING AND SALES EXPERIENCE

The Company's prospects are highly dependent upon increasing the sales of INTEGRILIN. If INTEGRILIN sales fail to increase, it would have a material adverse effect on the Company's business, financial condition and results of operations.

A number of factors may affect the rate and breadth of market acceptance of INTEGRILIN, including the perception by physicians and other members of the health care community of the safety and efficacy of INTEGRILIN on an absolute basis or in comparison to other drugs, the price of INTEGRILIN relative to other drugs or competing treatment modalities, the availability of third-party reimbursement, and the effectiveness of the sales and marketing efforts by COR and Schering. In addition, side effects or unfavorable publicity concerning INTEGRILIN or comparable drugs on the market could have a material adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance.

The Company's strategy is to market and sell INTEGRILIN(TM) (eptifibatide) Injection directly in the United States and Canada in copromotion with Schering. In 1998, the Company developed and trained an initial sales force within the United States. INTEGRILIN has not yet been approved for commercial sale in Canada. The Company incurred in 1998, and expects to continue to incur, significant expenses in developing, training, maintaining and managing its sales organization. The cost of establishing and maintaining the sales force may exceed INTEGRILIN product revenues and the Company's direct marketing and sales efforts may not be successful. In addition, the Company competes with many other companies that currently have extensive and well-funded marketing and sales operations. The Company's marketing and sales efforts may not compete successfully against such other companies. See "Marketing and Sales Strategy."



PHARMACEUTICAL PRICING AND REIMBURSEMENT

In both domestic and foreign markets, sales of pharmaceutical products depend heavily upon the availability of reimbursement from third-party payors, including government health administration authorities, managed care providers, private health insurers and other organizations. In addition, other third-party payors may challenge the price and cost effectiveness of medical products and services. In many major markets outside the United States, pricing approval is required before sales can commence. Significant uncertainty exists as to the reimbursement status of newly approved health care products.

The Company may not be able to obtain its desired price on its products. Also, government-approved prices, once established, may not be reduced in subsequent years. The Company's products may not be considered cost effective. Also, adequate third-party reimbursement may not be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's product candidates are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's products, the market acceptance of these products would be adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.



UNCERTAINTIES RELATED TO REGULATORY APPROVAL

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

The development of safe and effective products is highly uncertain and subject to numerous risks. Product candidates that may appear to be promising in development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality or may fail to achieve market acceptance. Completion of research, preclinical testing and clinical trials may take many years and the length of time varies substantially with the type, complexity, novelty and intended use of the product. Delays or rejections may be encountered based upon many factors. The Company's current development programs may not be successfully completed. The Company's regulatory applications to conduct clinical trials may not be allowed to proceed by the FDA or other regulatory authorities, or such clinical trials may not commence as planned.

All of the Company's potential products are subject to extensive regulation and will require approval from the FDA and other regulatory agencies prior to commercial sale. The cost to the Company of conducting clinical trials for any potential product can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the extent of development and financial support, if any, from corporate partners. Because of the intense competition in the cardiovascular market, the Company may have difficulty obtaining sufficient patient populations or clinician support to conduct its clinical trials as planned and may have to expend substantial additional funds to obtain access to such resources or delay or modify its plans significantly. See "Competition" and "Government Regulation."



DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

The Company is currently engaged in a number of collaborations with other companies, consultants, universities and medical centers. The Company's main collaboration agreements are with Schering and Kyowa Hakko. The research term of the Company's agreement with Ortho expired in December 1998.

While the Company believes its agreements with collaborators provide incentives to all parties, these relationships may not be successful or lead to the development or commercialization of any particular product or product opportunity. Although under the current agreements, the Company and its collaborators work exclusively with each other within a defined field for a defined period, a collaborator or collaborators may terminate its or their agreement with the Company or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by the Company or a collaboration. For these and other reasons, such as a change in a collaborator's strategic direction, even if a collaborator continues its contributions to the arrangement, it may nevertheless determine not to actively pursue the development or commercialization of any resulting products. In such event, the Company's ability to pursue such potential products could be severely limited.

The Company evaluates, on an ongoing basis, potential collaborations where such relationships may complement and expand the Company's research, development, sales or marketing capabilities. Any such arrangements may limit the Company's flexibility in pursuing alternatives for the commercialization of its products. The Company may not be able to establish any additional collaboration arrangements. If established, such arrangements may not be successful. See "Collaboration Agreements."



LACK OF MANUFACTURING CAPABILITY; RELIANCE ON THIRD-PARTY MANUFACTURERS

The Company currently has no manufacturing facilities and, accordingly, relies on third parties for clinical and commercial production of INTEGRILIN(TM) (eptifibatide) Injection and for clinical production of product candidates. If the Company was unable to contract on acceptable terms for manufacturing services or if the third party manufacturers or suppliers were to cease production or otherwise fail to supply the Company, the Company's ability to produce INTEGRILIN and to conduct preclinical testing and clinical trials of product candidates, would be adversely affected, potentially resulting in product supply and distribution shortages of INTEGRILIN and delay of regulatory approval and new development of product candidates. These results could materially impair the Company's competitive position and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing and Process Development."



UNCERTAINTY RELATING TO PATENTS AND PROPRIETARY RIGHTS

Biotechnology and pharmaceutical companies rely on patent and trade secret protection for significant new technologies, products and processes because of the long development time, uncertainty and high cost associated with bringing a new product to the marketplace. The enforceability of patents issued to companies in this industry can be highly uncertain and involve complex legal and technical questions for which the legal principles are largely unresolved. The Company's success will depend in part on its ability to obtain and enforce patent protection for its technology both in the United States and other countries. While the Company is seeking and/or maintaining patents for INTEGRILIN(TM) (eptifibatide) Injection and its product candidates, patents may not issue and issued patents may afford limited or no protection. Additionally, the Company may not be successful in enforcing its patents and avoiding infringement of patents granted to others.

In response to litigation, the Company may be required to obtain licenses to patents or other proprietary rights from third parties. Licenses required under any patents or proprietary rights may not be made available on terms acceptable to the Company, if at all. If the Company does not obtain required licenses, it may encounter delays in product development while attempting to redesign products or methods or it could find the development, manufacture or sale of such products requiring licenses to be foreclosed. Further, the Company could incur substantial costs in defending any patent litigation brought against it or in asserting the Company's patent rights, including those rights licensed to the Company by others. See "Legal Proceedings."



VOLATILITY OF COMMON STOCK PRICE

The market prices for securities of pharmaceutical and biotechnology companies, including the Company, have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the Company or its competitors, announcements regarding collaborative agreements, governmental regulation, clinical trial results, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by the Company or others, comments made by securities analysts and general market conditions may have a significant effect on the market price of the Company's stock. In particular, the realization of any of the risks described in this Report could have a significant and adverse impact on the market price. See "Market For Registrant's Common Equity and Related Stockholder Matters."



NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS

The Company is highly dependent on the principal members of its scientific and management staff. In addition, the Company relies on consultants to assist the Company in formulating its research and development strategy. Attracting and retaining qualified personnel and consultants will be critical to the Company's success. To pursue its product development and marketing plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in conducting clinical trials, government regulation, manufacturing, marketing and sales. Expansion in the areas of product development, marketing and sales is also expected to require the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces competition for qualified individuals with numerous pharmaceutical and biotechnology companies, universities and other research institutions. The Company may not be able to attract and retain such individuals.

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



ANTI-TAKEOVER EFFECTS OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS

The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. While the Company has no present intention to issue shares of Preferred Stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

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

In January 1995, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan, commonly referred to as a "poison pill." In addition, the Company's Restated Certificate of Incorporation (the "Restated Certificate") does not permit cumulative voting. The Restated Certificate also includes a "Fair Price Provision" that requires the approval of the holders of 66 2/3% of the Company's voting stock as a condition to a merger or certain other business transactions with or proposed by, a holder of 15% or more of the Company's voting stock, except where disinterested Board or stockholder approval is obtained or certain minimum price criteria and other procedural requirements are met. These provisions and other provisions of the Restated Certificate, the Company's bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.



RISKS RELATED TO THE YEAR 2000 ISSUE

The Company uses and relies on a wide variety of information technologies, computer systems and scientific equipment containing computer-related components. Some of the Company's older computer software programs and equipment may use two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998.") As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000 to refer to the twentieth century rather than to the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002.") This condition is commonly referred to as the Year 2000 Issue. The Year 2000 Issue could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has developed a strategy to address the potential exposures related to the Year 2000 Issue on its operations for the year 2000 and beyond. A review of key financial, informational and operational systems has been completed. Plans for implementation and testing of any necessary modifications to these key computer systems and equipment to ensure that they are Year 2000 compliant have been or are in the final stages of development to address computer system and equipment problems as required by December 31, 1999. The Company believes that with these plans and completed modifications, the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, even if these modifications are made in a timely fashion, they still may not prevent a material adverse effect on the Company's business, financial condition or results of operations. If such a material adverse effect were to occur, the magnitude of it cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, although such plans will be developed over the coming quarters if they are deemed necessary.

In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with and is to varying degrees dependent upon a large number of third parties that provide information, goods and services to the Company. These include corporate partners, suppliers, vendors, financial institutions and governmental entities. These other organizations may not adequately address the Year 2000 Issue and their failure to address the Year 2000 Issue may have a material adverse effect on the Company's business, financial condition or results of operations. The Company has instituted a review of key third parties to assess their readiness to address the Year 2000 Issue.

The total cost of systems assessments and modifications related to the Year 2000 Issue has been and is being funded through operating cash flows and has not been material to date. The Company has been and is expensing these costs as incurred. The Company has identified resources to address the Year 2000 Issue. The aggregate financial impact to the Company of addressing the Year 2000 Issue cannot be known precisely at this time, but it is currently expected to be less than $2,000,000. The actual financial impact may exceed this estimate. The financial impact is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.



EXECUTIVE OFFICERS OF THE COMPANY

The names of the Company's executive officers as of March 1, 1999 and certain information about them is set forth below.

Name                              Age                              Position
----------------------           -------    ----------------------------------------------------------------
Vaughn M. Kailian                  54       President, Chief Executive Officer and Director
Laura A. Brege                     41       Senior Vice President, Finance and Chief Financial Officer
Patrick Broderick                  40       Senior Vice President, General Counsel and Corporate Secretary
Charles J. Homcy, M.D.             50       Executive Vice President, Research and Development and Director
Mark D. Perrin                     42       Executive Vice President, Commercial Operations
Lee M. Rauch                       45       Senior Vice President, Corporate Development


Vaughn M. Kailian has served as President, Chief Executive Officer and a Director of the Company since March 1990. From 1967 to 1990, Mr. Kailian was employed by Marion Merrell Dow, Inc., a pharmaceutical company and its predecessor companies, in various general management, product development, marketing and sales positions. Mr. Kailian served as Corporate Vice President of Global Commercial Development, Marion Merrell Dow, Inc.; President and General Manager, Merrell Dow USA; Vice President, Marketing and Sales, Merrell Dow USA; and Vice President, Marketing and Sales of Merrell Dow, Europe, Africa and the Middle East. Mr. Kailian holds a B.A. from Tufts University. Mr. Kailian also serves as a director of Amylin Pharmaceuticals and Axys Pharmaceutical Corporation.

Laura A. Brege has served as Senior Vice President, Finance and Chief Financial Officer of the Company since January 1998 and as Vice President, Finance and Chief Financial Officer of the Company since January 1992. During 1991, Mrs. Brege was Vice President, Finance and Chief Financial Officer of Computer Aided Service, Inc., a manufacturer and marketer of computer systems. From 1988 to 1990, she was Vice President, Finance and Chief Financial Officer of Flextronics, Inc., an electronics manufacturer. From 1982 to 1988, Mrs. Brege held various financial positions at The Cooper Companies, Inc., a multinational pharmaceutical and medical products company, last serving as Treasurer. Mrs. Brege holds her B.S. from Ohio University and her M.B.A. from the University of Chicago.

Patrick Broderick has served as Senior Vice President, General Counsel and Corporate Secretary since January 1999. From 1993 until he joined the Company, Mr. Broderick held various legal positions with McKesson HBOC, Inc., last serving as Senior Counsel. In this capacity, he was the legal counsel for drug manufacturers' services for McKesson HBOC, Inc. From 1994 to 1999, Mr. Broderick was also counsel to various subsidiaries of McKesson HBOC, Inc., including Healthcare Delivery Systems, Inc., McKesson Bioservices Corporation and J. Knipper and Company, Inc. From 1988 to 1992, Mr. Broderick practiced general corporate law with Morrison & Foerster, prior to which he practiced business litigation with McCutchen, Doyle, Brown & Enersen. Mr. Broderick received his B.A. from Harvard College and his J.D. from Yale Law School.

Charles J. Homcy, M.D. has served as a Director of the Company since January 1998 and as Executive Vice President, Research and Development of the Company since March 1995. Since 1997, Dr. Homcy has been Clinical Professor of Medicine, University of California at San Francisco Medical School and Attending Physician at the San Francisco VA Hospital. From 1994 until he joined the Company, Dr. Homcy was President of the Medical Research Division of American Cyanamid Company-Lederle Laboratories, a pharmaceutical company (now a division of Wyeth-Ayerst Laboratories.) From 1990 until 1994, Dr. Homcy was Executive Director of the Cardiovascular and Central Nervous System Research Section at Lederle Laboratories, a pharmaceutical company. From 1991 to 1995, Dr. Homcy also served as an attending physician at The Presbyterian Hospital, College of Physicians and Surgeons, at Columbia University in New York. From 1979 to 1990, he was an attending physician at Massachusetts General Hospital and an Associate Professor of Medicine at Harvard Medical School. Dr. Homcy received his B.A. and his M.D. degrees from the Johns Hopkins University in Baltimore.

Mark D. Perrin has served as Executive Vice President, Commercial Operations since November 1995. From 1992 until he joined the Company, Mr. Perrin was Vice President, Marketing and Sales, of Burroughs Wellcome Company, a pharmaceutical company. From 1979 to 1992, Mr. Perrin held various sales and marketing positions at American Cyanamid Company-Lederle Laboratories, a pharmaceutical company (now a division of Wyeth-Ayerst Laboratories), last serving as Vice President and General Manager of Lederle Pharmaceuticals. Mr. Perrin received his B.S. from Fordham University and his Masters of Management from Northwestern University.

Lee M. Rauch has served as Senior Vice President, Corporate Development since January 1999. From 1997 to 1999, Ms. Rauch worked for the Mitchell Madison Group where she was a Partner in the Healthcare Practice with leadership responsibility for the Pharma/Supply sector. From 1995 to 1997, Ms. Rauch headed Healthcare Strategies, a consulting practice serving clients in biotechnology, healthcare information and medical devices. From 1989 to 1995, she held a variety of corporate positions at Syntex Corporation, including Vice President of Strategic Marketing, Vice President of New Product Planning, Director of Therapy Area Planning for cardiovascular and central nervous system disease areas and Director of Business Development. Prior to 1989, Ms. Rauch worked for various companies including McKinsey & Co., Inc., Rohm and Haas Company and American Cyanamid. Ms. Rauch received her B.A. from Arizona State University and her M.B.A from the University of Chicago.



ITEM 2.  PROPERTIES

The Company leases and occupies facilities consisting of approximately 100,000 square feet of laboratory and office space located in South San Francisco, California. In 1999, the Company exercised its option to renew the lease for one five-year period. The Company expects it will require additional laboratory and office space as it expands its operations. The Company believes that additional space will be available on commercially acceptable terms. The Company currently has no production facilities.



ITEM 3.  LEGAL PROCEEDINGS

In October 1997, a patent opposition was filed in Europe by another company against the claims of a patent granted to the Company in Europe covering broad, generic claims for INTEGRILIN(TM) (eptifibatide) Injection, as well as numerous related compounds that are not part of the Company's core technology. The opposition asserts that all claims of the patent are unpatentable. The Company intends to vigorously defend its patent. However, this patent opposition may result in an unfavorable outcome.

In May 1998, a plaintiff voluntarily dismissed all claims against the Company and Vaughn M. Kailian, the Company's Chief Executive Officer, in a putative class action lawsuit that had alleged violation of federal securities laws.



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

1998                    High          Low               1997                   High          Low
-------------------   --------      --------            ---------------      --------      --------
First Quarter         $  24.88      $   8.63            First Quarter        $  13.88      $   8.38
Second Quarter        $  22.75      $  12.13            Second Quarter       $  11.00      $   7.38
Third Quarter         $  16.00      $   6.81            Third Quarter        $  17.50      $   8.38
Fourth Quarter        $  14.13      $   6.69            Fourth Quarter       $  26.13      $  16.50

As of March 1, 1999 there were approximately 524 holders of record of the Company's Common Stock. On March 1, 1999 the last reported sale price on the Nasdaq National Market for the Company's Common Stock was $ 9.88 per share.



DIVIDEND POLICY

The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.



RECENT SALES OF UNREGISTERED SECURITIES

None in fourth quarter or the current year.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report. The statement of operations data for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data at December 31, 1998 and 1997, are derived from the audited financial statements of the Company included elsewhere in this Report. The statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994, are derived from audited financial statements not included herein. The Company has not declared or paid cash dividends on its Common Stock since inception and does not intend to pay any cash dividends in the foreseeable future.

                                                                               Year Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                     1998              1997              1996              1995              1994
                                                   --------          --------          --------          --------          --------
STATEMENT OF OPERATIONS DATA:                                          (in thousands, except per share data)

Total revenues                                     $ 41,963          $ 22,190          $ 18,755          $ 31,850          $    522
Expenses:
     Cost of copromotion revenue                     11,803                --                --                --                --
     Research and development                        39,915            47,831            50,791            37,392            40,185
     Marketing, general and administrative           21,474            10,067             7,303             6,029             4,589
                                                   --------          --------          --------          --------          --------
Total expenses                                       73,192            57,898            58,094            43,421            44,774
                                                   --------          --------          --------          --------          --------
Loss from operations                                (31,229)          (35,708)          (39,339)          (11,571)          (44,252)
Interest income, net                                  3,615             2,216             2,793             4,040             4,715
                                                   --------          --------          --------          --------          --------
Net loss                                           $(27,614)         $(33,492)         $(36,546)         $ (7,531)         $(39,537)
                                                   ========          ========          ========          ========          ========
Basic and diluted net loss per share               $  (1.14)         $  (1.60)         $  (1.86)         $  (0.39)         $  (2.07)
                                                   ========          ========          ========          ========          ========
Shares used in computing
     basic and diluted net loss per share            24,141            20,952            19,636            19,360            19,091

                                                                                   December 31,
                                              -------------------------------------------------------------------------------------
                                                1998                1997              1996               1995                1994
                                              ---------          ---------          ---------          ---------          ---------
BALANCE SHEET DATA:                                                              (in thousands)

Cash, cash equivalents and short-term
     investments ....................         $  75,205          $  82,569          $  53,134          $  84,834          $  94,432
Total assets ........................           103,093             95,385             71,245            100,906            106,367
Long-term obligations ...............             3,261              2,817              3,365              4,574              4,669
Total liabilities ...................            48,497             16,987             20,803             18,669             19,636
Accumulated deficit .................          (189,164)          (161,550)          (128,058)           (91,512)           (83,981)
Total stockholders' equity ..........            54,596             78,398             50,442             82,237             86,731


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


OVERVIEW

Since its inception, the Company has been dedicated to the discovery, development and commercialization of novel pharmaceutical products to establish new standards of care for the treatment and prevention of severe cardiovascular diseases. The Company has incurred a cumulative net loss of $189,164,000 during the period from inception to December 31, 1998. The Company has funded its operations primarily through public equity financings and proceeds from collaboration research and development agreements.

INTEGRILIN(TM) (eptifibatide) Injection is the first product that COR has taken from discovery to commercialization. INTEGRILIN was approved for marketing in the United States by the U.S. Food and Drug Administration ("FDA") in May 1998. INTEGRILIN is indicated for the treatment of patients with acute coronary syndrome or "ACS" (encompassing unstable angina and non-Q-wave myocardial infarction, collectively "UA/NQMI") including patients who are to be managed medically and those undergoing percutaneous coronary intervention ("PCI.") INTEGRILIN is also indicated for the treatment of patients undergoing PCI.

COR and Schering-Plough Ltd. and Schering Corporation (collectively, "Schering") are worldwide partners for INTEGRILIN. COR and Schering co-promote the drug in the United States and share any profits or losses. COR and Schering launched INTEGRILIN in June 1998 in the United States. See "Marketing and Sales Strategy."

Total sales of INTEGRILIN to wholesalers, as reported to the Company by Schering, were $12,200,000 from launch in June 1998 through December 31, 1998. Product sales as reported by Schering for the period from launch in June 1998 to December 31, 1998 are not necessarily indicative of product sales for any future period.

Schering has the right to launch INTEGRILIN in the European Union ("EU") as an exclusive licensee on a royalty-bearing basis for a period of time. In February 1999, Schering announced that the Committee for Proprietary Medicinal Products ("CPMP") of the European Agency for the Evaluation of Medicinal Products issued a positive opinion recommending approval of INTEGRILIN for the prevention of myocardial infarction in patients presenting with UA/NQMI. The CPMP opinion serves as the basis for a European Commission approval, which is typically issued in approximately four months. The Company believes that the Commission approval of the centralized Marketing Authorization application for INTEGRILIN would result in a single Marketing Authorization with unified labeling that would be valid in all 15 European Union member states. Schering submitted the centralized Marketing Application in February 1998. INTEGRILIN has received regulatory approval in a number of countries outside the EU and the United States.

COR and Schering are conducting or have conducted Phase II clinical trials of INTEGRILIN with different thrombolytics in the setting of acute myocardial infarction. COR and Schering also sponsor additional clinical trials of INTEGRILIN in a variety of clinical settings.

In addition to its commercial activities, COR continues to pursue a wide array of research and development programs. The Company's next potential product is an oral glycoprotein IIb-IIIa ("GP IIb-IIIa") inhibitor to prevent platelet aggregation. Results to date of Phase I and initial Phase II studies for the Company's lead compound, cromafiban, show that it has high affinity and specificity for GP IIb-IIIa. Inhibition of platelet aggregation by cromafiban has been shown to be dose- and concentration-dependent. Plasma concentrations have indicated a sufficiently long elimination half-life to allow for once-daily dosing with a low peak-to-trough ratio and low inter-patient variability. No food interactions have been observed. Bleeding was the most prevalent complication encountered during cromafiban therapy in clinical trials conducted to date. COR is also conducting preclinical research and development in several other cardiovascular programs.



RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 1998, 1997 and 1996

Total contract revenues were $41,963,000 in 1998 compared to $22,190,000 in 1997 and $18,755,000 in 1996. Copromotion revenue in 1998 was $3,933,000 resulting from amounts due to the Company from Schering related to the sales of INTEGRILIN(TM) (eptifibatide) Injection by Schering from launch in June 1998 through December 31, 1998. Milestone revenues in 1998 include $24,000,000 received from Schering in connection with the regulatory approval of INTEGRILIN for certain indications in the United States and $8,000,000 from Schering in connection with the acceptance for review of the centralized Marketing Authorization application seeking marketing approval for INTEGRILIN in the EU. Milestone revenues in 1997 were $8,000,000 received from Schering in connection with the completion of PURSUIT, a large Phase III clinical trial for INTEGRILIN. Milestone revenues in 1996 include $9,000,000 received from Schering in connection with the safety of INTEGRILIN and $3,000,000 received from Schering in connection with clinical studies of INTEGRILIN. Development and other contract revenues were $6,030,000 in 1998 compared to $14,190,000 in 1997 and $6,755,000 in 1996. Development and other contract revenues in 1998 were lower than in 1997, primarily due to the completion of PURSUIT in the first half of 1997. The Company expects total contract revenues to continue to fluctuate in the future.

Cost of copromotion revenue was $11,803,000 in 1998. Cost of copromotion revenue includes certain manufacturing-related and marketing expenses incurred in connection with the collaboration with Schering.

Research and development expenses were $39,915,000 in 1998 compared to $47,831,000 in 1997 and $50,791,000 in 1996. The decrease in 1998 compared to
1997 and the decrease in 1997 compared to 1996 both resulted from the timing of activities of PURSUIT, offset in part by increases in headcount and other research, development and clinical activities associated with other potential products. The Company expects research and development expenses to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development.

Marketing, general and administrative expenses were $21,474,000 in 1998 compared to $10,067,000 in 1997 and $7,303,000 in 1996. The increase in 1998 compared to
1997 was primarily due to the addition of marketing and sales personnel for the commercialization of INTEGRILIN, as well as increased staffing and administrative expenses associated with general corporate activities. The increase in 1997 compared to 1996 was primarily due to pre-commercial activities associated with INTEGRILIN, as well as increases in staffing and administrative expenses associated with general corporate activities. The Company expects marketing, general and administrative costs to continue to increase significantly over the next several years.

Interest income was $4,342,000 in 1998 compared to $2,840,000 in 1997 and $3,552,000 in 1996. The increase in 1998 compared to 1997 and the decrease in 1997 compared to 1996 were primarily due to changes in cash and investment balances. Interest expense was $727,000 in 1998 compared to $624,000 in 1997 and $759,000 in 1996. Both the increase in 1998 compared to 1997 and the decrease in 1997 compared to 1996 were primarily due to changes in the amount of debt obligations.

The Company incurred a net loss of $27,614,000 in 1998 and, accordingly, no provision for federal or state income taxes was recorded. At December 31, 1998, the Company had federal net operating tax loss carryforwards of approximately $178,900,000. The Company's ability to use its net operating loss carryforwards may be subject to an annual limitation in future periods. The Company believes, however, that this limitation will not have a material impact on its future operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company had available cash, cash equivalents and short-term investments of $75,205,000 at December 31, 1998. Cash in excess of immediate requirements is invested according to the Company's investment policy. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. From inception, the Company has funded its operations primarily through public equity financings and proceeds from collaboration research and development agreements. Additional funding has come from private equity financings, grant revenues, interest income and property and equipment financings. At December 31, 1998, the Company had approximately $4,000,000 available under an equipment financing facility.

Net cash used for operating activities and additions to capital equipment decreased to $10,429,000 in 1998 from $30,968,000 in 1997, primarily due to the timing of activities related to the agreement with Schering, including milestone revenues received, partially offset by increased expenses. The Company anticipates that its expenditures for operating activities and additions to capital equipment will increase in future periods. The timing of these expenditures may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN(TM) (eptifibatide) Injection and clinical trials of product candidates in development. Cash provided by financing activities of $2,895,000 in 1998, $60,443,000 in 1997 and $3,927,000 in 1996 result primarily from the issuance of Common Stock, including a public equity financing in 1997, and the net effect of property and equipment financings.

The Company expects its cash requirements will increase in future years due to costs related to continuation and expansion of research and development, including clinical trials and increased marketing, sales, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its operations at least through the end of 2000. However, the Company's capital requirements may change depending on numerous factors, including the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies and the number and nature of the indications the Company pursues in clinical studies. The Company's capital requirements may also change due to the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's future products and the status of competitive products. The Company's capital requirements may also change because of other unanticipated circumstances. In addition, expenditures may be dependent on the establishment and maintenance of collaboration relationships with other companies, the availability of financing and other factors. The Company may need to raise substantial additional funds in the future. Such funds may not be available on favorable terms, if at all. If such funds are unavailable, the Company may need to delay or curtail its research and development activities to a significant extent.

The Company's business is subject to significant risks including, but not limited to, the successful sales, distribution and manufacture of INTEGRILIN, the success of its research and development activities, the length and expense of obtaining regulatory approval and the results of clinical trials. Other significant risks include uncertainty related to the availability of future funding, uncertainty related to third-party reimbursement for the Company's product and/or potential products, and uncertainty related to its collaborative relationships. In addition, the Company's product candidates may be difficult to manufacture on a large scale, uneconomical to market or precluded from commercialization by proprietary rights of other parties. Additional expenses, delays and lost opportunities that may arise out of these and other risks could have a material adverse effect on the Company's business, financial condition and results of operations.



YEAR 2000 COMPLIANCE

The Company uses and relies on a wide variety of information technologies, computer systems and scientific equipment containing computer-related components. Some of the Company's older computer software programs and equipment may use two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998.") As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000 to refer to the twentieth century rather than to the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002.") This condition is commonly referred to as the Year 2000 Issue. The Year 2000 Issue could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has developed a strategy to address the potential exposures related to the Year 2000 Issue on its operations for the year 2000 and beyond. A review of key financial, informational and operational systems has been completed. Plans for implementation and testing of any necessary modifications to these key computer systems and equipment to ensure that they are Year 2000 compliant have been or are in the final stages of development to address computer system and equipment problems as required by December 31, 1999. The Company believes that with these plans and completed modifications, the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, even if these modifications are made in a timely fashion, they still may not prevent a material adverse effect on the Company's business, financial condition or results of operations. If such a material adverse effect were to occur, the magnitude of it cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, although such plans will be developed over the coming quarters if they are deemed necessary.

In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include corporate partners, suppliers, vendors, financial institutions and governmental entities. These other organizations may not adequately address the Year 2000 Issue and their failure to address the Year 2000 Issue may have a material adverse effect on the Company's business, financial condition or results of operations. The Company has instituted a review of key third parties to assess their readiness to address the Year 2000 Issue.

The total cost of systems assessments and modifications related to the Year 2000 Issue has been and is being funded through operating cash flows and has not been material to date. The Company has been and is expensing these costs as incurred. The Company has identified resources to address the Year 2000 Issue. The aggregate financial impact to the Company of addressing the Year 2000 Issue cannot be known precisely at this time, but it is currently expected to be less than $2,000,000. The actual financial impact may exceed this estimate. The financial impact is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.



ITEM 7A. FINANCIAL MARKET RISKS

The Company is exposed to interest rate risk on the investments of its excess cash. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, the Company invests in short-term securities and maintains an average maturity of less than 2 years. Due to the nature of its short-term investments, the Company has concluded that it does not have a material market risk exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
COR Therapeutics, Inc.

We have audited the accompanying balance sheets of COR Therapeutics, Inc. as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COR Therapeutics, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                        ERNST & YOUNG LLP



Palo Alto, California
January 19, 1999

                             COR THERAPEUTICS, INC.
                                 BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                    December 31,
                                                                            ----------------------------
                                                                               1998               1997
                                                                            ---------          ---------
                  ASSETS
Current assets:
Cash and cash equivalents                                                   $  10,532          $  22,209
Short-term investments                                                         64,673             60,360
Contract receivables                                                            2,398                422
Prepaid copromotion expenses                                                   19,236              6,422
Other current assets                                                              817                564
                                                                            ---------          ---------
Total current assets                                                           97,656             89,977

Property and equipment, net                                                     5,437              5,408
                                                                            ---------          ---------
                                                                            $ 103,093          $  95,385
                                                                            =========          =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                            $   6,268          $   2,446
Accrued compensation                                                            4,516              2,510
Accrued development costs                                                       4,005              3,155
Accrued copromotion costs                                                       3,405              1,256
Deferred revenue                                                               23,494                886
Other accrued liabilities                                                       1,545              1,345
Long-term debt--current portion                                                   752                873
Capital lease obligations--current portion                                      1,251              1,699
                                                                            ---------          ---------
Total current liabilities                                                      45,236             14,170

Long-term debt--noncurrent portion                                              2,693              1,014
Capital lease obligations--noncurrent portion                                     568              1,803
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 per share par value; 5,000 shares authorized                --                 --
Common stock, $.0001 per share par value; 40,000 shares
authorized; 24,431 and 23,767 shares issued and outstanding
at December 31, 1998 and December 31, 1997, respectively                            2                  2
Additional paid-in capital                                                    244,937            240,386
Deferred compensation                                                          (1,179)              (440)
Accumulated deficit                                                          (189,164)          (161,550)
                                                                            ---------          ---------
Total stockholders' equity                                                     54,596             78,398
                                                                            ---------          ---------
                                                                            $ 103,093          $  95,385
                                                                            =========          =========


                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                      Year Ended
                                                                                     December 31,
                                                                      --------------------------------------------
                                                                        1998              1997              1996
                                                                      --------          --------          --------
Contract revenues:
Copromotion revenue                                                   $  3,933              $ --              $ --
Milestones                                                              32,000             8,000            12,000
Development and other contract revenue                                   6,030            14,190             6,755
                                                                      --------          --------          --------
Total contract revenues                                                 41,963            22,190            18,755
                                                                      --------          --------          --------

Expenses:
Cost of copromotion revenue                                             11,803                --                --
Research and development                                                39,915            47,831            50,791
Marketing, general and administrative                                   21,474            10,067             7,303
                                                                      --------          --------          --------
Total expenses                                                          73,192            57,898            58,094
                                                                      --------          --------          --------

Loss from operations                                                   (31,229)          (35,708)          (39,339)

Interest income                                                          4,342             2,840             3,552
Interest expense                                                          (727)             (624)             (759)
                                                                      --------          --------          --------

Net loss                                                              $(27,614)         $(33,492)         $(36,546)
                                                                      ========          ========          ========

Basic and diluted net loss per share                                  $  (1.14)         $  (1.60)         $  (1.86)
                                                                      ========          ========          ========

Shares used in computing basic and diluted net loss per share           24,141            20,952            19,636
                                                                      ========          ========          ========


                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the three years ended December 31, 1998
                                 (in thousands)


                                                      Common Stock       Additional                                   Total
                                                 ---------------------    Paid-in     Deferred        Accumulated   Stockholders'
                                                   Shares    Par Value    Capital     Compensation     Deficit        Equity
                                                 ---------   ---------   ----------   ------------    -----------   -------------
Balances at December 31, 1995                       19,429   $       2   $ 174,009    $    (262)       $ (91,512)   $  82,237
Issuance of common stock upon exercise
of stock options and pursuant to the
Employee Stock Purchase Plan                           156          --         682           --               --          682
Deferred compensation related to stock awards,
net of cancellations and amortization                   25          --         270           13               --          283
Unrealized losses on available-for-sale
short-term investments                                  --          --        (214)          --               --         (214)
Issuance of common stock pursuant
to collaboration agreement                             400          --       4,000           --               --        4,000
Net loss                                                --          --          --           --          (36,546)     (36,546)
                                                 ---------   ---------   ---------    ---------        ---------    ---------
Balances at December 31, 1996                       20,010           2     178,747         (249)        (128,058)      50,442
Issuance of common stock in a public offering
net of issuance costs of $4,459                      3,335          --      58,906           --               --       58,906
Issuance of common stock upon exercise
of stock options and pursuant to the
Employee Stock Purchase Plan                           394          --       2,334           --               --        2,334
Deferred compensation related to stock awards,
net of cancellations and amortization                   28          --         439         (191)              --          248
Unrealized losses on available-for-sale
short-term investments                                  --          --         (40)          --               --          (40)
Net loss                                                --          --          --           --          (33,492)     (33,492)
                                                 ---------   ---------   ---------    ---------        ---------    ---------
Balances at December 31, 1997                       23,767           2     240,386         (440)        (161,550)      78,398
Issuance of common stock upon exercise
of stock options and pursuant to the
Employee Stock Purchase Plan                           519          --       3,020           --               --        3,020
Deferred compensation related to stock awards,
net of cancellations and amortization                  145          --       1,361         (739)              --          622
Unrealized gains on available-for-sale
short-term investments                                  --          --         170           --               --          170
Net loss                                                --          --          --           --          (27,614)     (27,614)
                                                 ---------   ---------   ---------    ---------        ---------    ---------
Balances at December 31, 1998                       24,431   $       2   $ 244,937    $  (1,179)       $(189,164)   $  54,596
                                                 =========   =========   =========    =========        =========    =========



                            See accompanying notes.

                             COR THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                                      Year Ended
                                                                      December 31,
                                                           -----------------------------------
                                                              1998         1997         1996
                                                           ---------    ---------    ---------
Cash flows provided by (used in) operating activities:
Net loss                                                   $ (27,614)   $ (33,492)   $ (36,546)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                  3,358        3,545        3,593
Amortization of deferred compensation                            622          248          283
Changes in assets and liabilities:
Contract receivables                                          (1,976)       7,222       (3,270)
Prepaid copromotion expenses                                 (12,814)      (4,346)         936
Other current assets                                            (253)         780         (735)
Accounts payable                                               3,822        1,048         (157)
Accrued compensation                                           2,006        1,015         (433)
Accrued development costs                                        850       (4,675)       2,071
Accrued commercial costs                                       2,149        1,256           --
Deferred revenue                                              22,608       (2,014)       2,400
Other accrued liabilities                                        200          351         (992)
                                                           ---------    ---------    ---------
Total adjustments                                             20,572        4,430        3,696
                                                           ---------    ---------    ---------
Net cash used in operating activities                         (7,042)     (29,062)     (32,850)
                                                           ---------    ---------    ---------
Cash flows provided by (used in) investing activities:
Purchases of short-term investments                         (104,124)     (68,965)     (39,725)
Sales of short-term investments                               21,551       51,584       48,963
Maturities of short-term investments                          78,430        7,500       19,400
Additions to property and equipment                           (3,387)      (1,906)      (2,563)
                                                           ---------    ---------    ---------
Net cash provided by (used in) investing activities           (7,530)     (11,787)      26,075
                                                           ---------    ---------    ---------
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt                                   2,601        1,243           --
Principal payments on long-term debt                          (1,043)      (1,157)      (1,321)
Proceeds from capital lease obligations                           83          701        1,854
Principal payments under capital lease obligations            (1,766)      (1,584)      (1,288)
Issuance of common stock                                       3,020       61,240        4,682
                                                           ---------    ---------    ---------
Net cash provided by financing activities                      2,895       60,443        3,927
                                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents         (11,677)      19,594       (2,848)
Cash and cash equivalents at the beginning of the period      22,209        2,615        5,463
                                                           =========    =========    =========
Cash and cash equivalents at the end of the period         $  10,532    $  22,209    $   2,615
                                                           =========    =========    =========

Supplemental schedule of non-cash financing activities:
Cash paid during the period for interest                   $     727    $     624    $     759
                                                           =========    =========    =========



                            See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COR Therapeutics, Inc. ("COR" or the "Company") was incorporated in Delaware on February 4, 1988. COR is dedicated to the discovery, development and commercialization of novel pharmaceutical products to establish new standards of care for the treatment and prevention of severe cardiovascular diseases.

Cash, investments and credit risk

The Company is exposed to interest rate risk on the investments of its excess cash. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, the Company invests in short-term securities and maintains an average maturity of less than 2 years.

Securities available-for-sale

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities have been classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally three to four years, using the straight-line method. Assets under capitalized leases are amortized over the shorter of the lease term or life of the asset. Property and equipment consists of the following (in thousands):

                                                               December 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Machinery and equipment                                  $ 14,935      $ 12,127
Office furniture and fixtures                                 974           887
Leasehold improvements                                     10,204         9,762
                                                         --------      --------
                                                           26,113        22,776
Less accumulated depreciation and amortization            (20,676)      (17,368)
                                                         --------      --------
Property and equipment, net                              $  5,437      $  5,408
                                                         ========      ========

Contract Revenues

Contract revenues include milestone revenues, development-related revenues and copromotion-related revenues. Milestone revenues, development and other contract revenues are recorded as earned based on the performance requirements of the contracts, while related costs are expensed as incurred. Copromotion-related contract revenues are generally recognized at the time of shipment of related product by Schering-Plough Ltd. and Schering Corporation (collectively, "Schering") to wholesalers and are recorded net of allowances that management believes are sufficient to cover future requirements.

Copromotion-related contract revenues for INTEGRILIN(TM) (eptifibatide) Injection include the Company's share of profits, as defined in the agreement with Schering, from the sales of INTEGRILIN by Schering, as well as the reimbursement from Schering of the Company's costs of copromotion revenue, which include certain manufacturing-related and marketing expenses. Certain manufacturing-related copromotion expenses are deferred until the time of shipment of related product by Schering to wholesalers. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned. To the extent that costs of copromotion revenue from prior periods have not been reimbursed to the Company, reimbursements will be made by Schering from future sales of INTEGRILIN(TM) (eptifibatide) Injection, if any.

Prepaid copromotion expenses

Prepaid copromotion expenses represent materials on-hand, valued at cost, and deposits associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):

                                                              December 31,
                                                       -------------------------
                                                        1998              1997
                                                       -------           -------
Deposits and prepayments                               $10,637           $ 6,422
Bulk materials                                           6,900                --
Finished goods                                           1,699                --
                                                       -------           -------
                                                       $19,236           $ 6,422
                                                       =======           =======

Concentration

The Company and Schering copromote one product, INTEGRILIN, in the United States. The Company has established long-term supply arrangements with one supplier for the bulk product and with another supplier for the filling and final packaging of INTEGRILIN.

Net loss per share

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), basic and diluted net loss per share has been computed using the weighted average number of shares of Common Stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net income per share as well as the impact of outstanding options to purchase an additional 3,571,000 shares for the year ended December 31, 1998, 3,649,000 shares for the year ended December 31, 1997 and 1,355,000 shares for the year ended December 31, 1996. Such shares have been excluded because they are anti-dilutive for all periods presented.

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred. Advertising and promotion costs totaled $9,634,000 in 1998, $2,127,000 in 1997 and $0 in 1996.


Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed in Note 6 below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Reclassification

The Company has reclassified certain prior year balances to conform to current year presentation.

Comprehensive Loss

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130.") SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income. In 1998, 1997 and 1996 unrealized gains or losses were not material and total comprehensive loss closely approximated net loss in each fiscal year.

Segment Information

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131.") SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company's business activities include the discovery, development and commercialization of novel cardiovascular pharmaceutical products and have been organized into one operating segment. All of the Company's operating assets are located in the United States and all revenues are derived from within the United States.



2.       COLLABORATION AGREEMENTS

Collaboration agreement with Schering-Plough Ltd. and Schering Corporation

In April 1995, the Company entered into a collaboration agreement with Schering to jointly develop and commercialize INTEGRILIN(TM) (eptifibatide) Injection on a worldwide basis. Under the terms of the agreement, the Company received a one-time license fee of $20,000,000 in 1995. During the past three years, the Company has recognized milestone revenues under the agreement as follows (in thousands):

                                                  1998          1997       1996
                                               ----------    ----------   ------
Development-Related Milestone Revenues         $   32,000    $    8,000   $3,000
Safety-Related Milestone Revenues              $       --    $       --   $9,000

During the past three years, the Company recorded contract revenues under this agreement as follows (in thousands):

                                                  1998         1997        1996
                                                 ------     ---------     ------
Development-Related and Other Contract Revenues  $5,730     $  11,290     $6,635
Copromotion-Related Contract Revenues            $3,933     $      --     $   --

The Company and Schering co-promote the drug in the United States and share any profits or losses. Schering is responsible for the distribution of the final product from manufacturers to wholesalers. In Europe, Schering has the right to launch the product as an exclusive licensee on a royalty-bearing basis for a period of time. Following this initial period, the Company has the right to co-promote the product in Europe and share any profits or losses. In all co-promotion territories, the exact profit-sharing ratio between the companies depends on the amount of sales effort contributed by each company. Outside of the United States, Canada and Europe, Schering is the exclusive licensee on a royalty-bearing basis. Schering is primarily responsible for regulatory filings outside the United States and Canada. Schering participates in and shares the costs of continuing development of INTEGRILIN(TM) (eptifibatide) Injection. Under the terms of the agreement, both parties have certain rights to terminate for breach.



Collaboration Agreement with Kyowa Hakko Kogyo Co., Ltd.

In November 1992, the Company entered into a collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. ("Kyowa Hakko") focused on the discovery and development of small molecule pharmaceuticals, primarily for the prevention of restenosis following angioplasty. The collaboration targets a defined class of growth factor inhibitors. This agreement has been amended several times and has been extended until November 1999. Both companies have committed significant internal resources to all phases of research. The Company has exclusive development and marketing rights in the United States for any products resulting from the collaboration and Kyowa Hakko has exclusive development and marketing rights in Asia for any such products. The companies have agreed to develop and commercialize jointly any such products on a shared economic basis in the rest of the world. The agreement further provides that Kyowa Hakko will have the exclusive right to develop and commercialize small molecule products for indications related solely to a single, defined non-cardiovascular disease indication outside of the United States.

Collaboration Agreement with Ortho Pharmaceutical Corporation

In December 1993, the Company entered into a collaboration agreement with Ortho Pharmaceutical Corporation ("Ortho") focusing on the joint discovery, development and commercialization of novel pharmaceuticals that may result from collaborative research on the thrombin receptor. This agreement was amended in September 1996. The Company and Ortho each provided specified levels of internal resources to the collaborative research over the initial three-year research term. In 1997, the Company recognized $2,400,000 in development-related contract revenues under this agreement. The research term expired in December 1998.



3.       FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value.

Short-term investments: Short-term investments consist of marketable debt securities and are classified as available-for-sale. These investments are carried at fair value and any unrealized gains and losses are reported in a separate component of stockholders' equity. The fair values are based upon quoted market prices.

At December 31, 1998, short-term investments were as follows (in thousands):

                                      Amortized  Unrealized Unrealized  Estimated
                                         Cost      Gains     Losses     Fair Value
                                      ---------  ---------- ----------  ----------
U.S. government securities             $22,793    $   116    $    (1)    $22,908
Corporate debt obligations              41,683         89         (7)     41,765
                                       -------    -------    -------     -------
                                       $64,476    $   205    $    (8)    $64,673
                                       =======    =======    =======     =======

During the year ended December 31, 1998, the Company sold short-term investments with a fair value of $21,551,000, resulting in gross realized gains of $44,000 and gross realized losses of $22,000.

The amortized cost and estimated fair value of short-term investments at December 31, 1998, classified by contractual maturity, were as follows (in thousands):

                                                           Amortized    Estimated
                                                              Cost      Fair Value
                                                           ---------    ----------
Due in one year or less                                     $38,400      $38,454
Due after one year and in less than 3 years                  26,076       26,219
                                                            -------      -------
                                                            $64,476      $64,673
                                                            =======      =======

At December 31, 1997, short-term investments were as follows (in thousands):

                                      Amortized  Unrealized Unrealized  Estimated
                                        Cost       Gains      Losses    Fair Value
                                      ---------  ---------- ----------  ----------
U.S. government securities             $ 1,516    $    --    $    (1)    $ 1,515
Corporate debt obligations              58,817         30         (2)     58,845
                                       -------    -------    -------     -------
                                       $60,333    $    30    $    (3)    $60,360
                                       =======    =======    =======     =======

During the year ended December 31, 1997, the Company sold short-term investments with a fair value of $51,584,000, resulting in gross realized gains of $38,000 and gross realized losses of $86,000.

Long and short-term debt: The carrying amounts of the Company's borrowings under its secured debt agreements approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.



4.       LONG-TERM DEBT

Long-term debt consists of various secured obligations related to the purchase of property and equipment. Such notes are secured by the underlying property and equipment, bear interest at approximately 7.9% to 13.5% per annum and are payable in monthly installments over 48 months.

At December 31, 1998, aggregate long-term debt maturities were $752,000 in 1999, $859,000 in 2000, $914,000 in 2001 and $920,000 in 2002.

5.       LEASE OBLIGATIONS

The Company leases office and laboratory facilities and equipment. Rent expense for operating leases was approximately $2,521,000 in 1998, $1,656,000 in 1997 and $1,212,000 in 1996. Future minimum lease payments under non-cancelable leases are as follows (in thousands):

                                                          Capital      Operating
                                                          Leases         Leases
                                                         ---------     ---------
1999                                                     $   1,407     $   2,197
2000                                                           537         1,728
2001                                                            63         1,728
2002                                                            --         1,728
2003                                                            --         1,728
Thereafter                                                      --         1,727
                                                         ---------     ---------
Total minimum lease payments                                 2,007     $  10,836
                                                                       =========
Less amount representing interest                             (188)
                                                         ---------
Present value of future lease payments                       1,819
Less current portion                                        (1,251)
                                                         ---------
Noncurrent portion of capital lease obligations          $     568
                                                         =========

The aggregate and net values of property and equipment under capital lease are as follows (in thousands):

                                                               December 31,
                                                           --------------------
                                                             1998         1997
                                                           -------      -------
Aggregate value of assets under capital lease              $ 9,475      $ 6,977
Accumulated amortization                                    (5,535)      (5,336)
                                                           -------      -------
Net value of assets under capital lease                    $ 3,940      $ 1,641
                                                           =======      =======

At December 31, 1998, the Company had approximately $4,000,000 available under an equipment financing facility.



6.       STOCKHOLDERS' EQUITY

Stock option plans

In 1988, the Company adopted the 1988 Employee Stock Option Plan and the 1988 Consultant Stock Option Plan (collectively, the "1988 Plans.") Under these plans, the Company granted both incentive and non-qualified stock options to employees and consultants. The exercise prices were set at no less than the fair market value of the Company's stock on the date of grant and the options became exercisable based upon the individual terms of the grant.

In 1991, the Company terminated the 1988 Plans and adopted the 1991 Equity Incentive Plan. Under this plan, the Company has granted (and continues to grant) stock options and stock awards to employees and consultants. The exercise prices are set at no less than the fair market value of the Company's stock on the date of grant. The options generally vest over a period of 60 months and are exercisable to the extent that they are vested.

In 1994, the Company adopted the 1994 Non-Employee Directors' Stock Option Plan. Under this plan, the Company may make grants of non-qualified options to Board members who are neither employees nor consultants to the Company. The exercise prices are set at no less than the fair market value of the Company's stock on the date of grant. The options generally vest over a period of 60 months and are exercisable to the extent vested.

In 1998, the Company adopted the 1998 Non-Officer Equity Incentive Plan. Under this plan, the Company may grant non-qualified stock options and stock awards to employees who are not officers of the Company. The exercise prices are set at no less than the fair market value of the Company's stock on the date of grant. The options generally vest over a period of 60 months and are exercisable to the extent vested.

During the past three years, options under these plans were vested and exercisable as follows:

                                                              December 31,
                                                 ---------------------------------------
                                                     1998          1997          1996
                                                 -----------   -----------   -----------
Exercisable Shares:
1988 Employee Stock Option Plan                      309,270       499,156       664,049
1988 Consultant Stock Option Plan                     59,167        72,167        82,167
1991 Equity Incentive Plan                         2,193,974     1,766,526     1,406,504
1994 Non-Employee Directors' Stock Option Plan        84,166        83,749        58,749
1998 Non-Officer Equity Incentive Plan                37,635            --            --
                                                 -----------   -----------   -----------
                                                   2,684,212     2,421,598     2,211,469
                                                 ===========   ===========   ===========
Aggregate Exercise Price:
1988 Employee Stock Option Plan                  $   338,000   $   410,000   $   476,000
1988 Consultant Stock Option Plan                     24,000        28,000        31,000
1991 Equity Incentive Plan                        26,926,000    21,767,000    17,692,000
1994 Non-Employee Directors' Stock Option Plan     1,209,000     1,238,000       878,000
1998 Non-Officer Equity Incentive Plan               545,000            --            --
                                                 -----------   -----------   -----------
                                                 $29,042,000   $23,443,000   $19,077,000
                                                 ===========   ===========   ===========

During the past three years, activity under these plans was as follows:

                                                               Options Outstanding
                                                         --------------------------------
                                      Shares
                                     Available            Number of      Weighted Average
                                     for Grant            Shares          Exercise Price
                                     ----------          ----------      ----------------
Balance at December 31, 1995            249,872           3,413,091          $ 9.68
Stock awards                            (25,678)                 --          $   --
Additional shares authorized          1,500,000                  --          $   --
Options granted                        (857,000)            857,000          $ 9.22
Options forfeited                       303,856            (303,856)         $13.28
Options exercised                            --             (77,600)         $ 0.41
                                     ----------          ----------          ------
Balance at December 31, 1996          1,171,050           3,888,635          $ 9.45
Stock awards                            (28,296)                 --          $   --
Additional shares authorized            600,000                  --          $   --
Options granted                      (1,046,750)          1,046,750          $13.24
Options forfeited                       217,932            (217,932)         $11.34
Options exercised                            --            (304,922)         $ 5.23
                                     ----------          ----------          ------
Balance at December 31, 1997            913,936           4,412,531          $10.64
Stock awards                           (161,941)                 --          $   --
Additional shares authorized            450,000                  --          $   --
Options granted                        (731,750)            731,750          $13.56
Options forfeited                       223,596            (223,596)         $13.04
Options exercised                            --            (320,579)         $ 4.39
                                     ----------          ----------          ------
Balance at December 31, 1998            693,841           4,600,106          $13.30
                                     ==========          ==========          ======

The Company recorded deferred compensation related to stock awards, net of forfeitures, of $1,361,000 in 1998, $439,000 in 1997 and $270,000 in 1996. The
Company amortized deferred compensation of $622,000 in 1998, $248,000 in 1997 and $283,000 in 1996.

The weighted-average grant-date fair value of options granted was $10.51 in 1998, $9.84 in 1997 and $6.69 in 1996.

The following table summarizes information about stock options outstanding at December 31, 1998:

                                           Weighted
                                           Average
                        Number of         Remaining          Weighted          Number of          Weighted
     Range of            Options         Contractual     Average Exercise       Options       Average Exercise
 Exercise Prices       Outstanding       Life (years)          Price          Exercisable           Price
 ----------------      -----------       ------------    ----------------     -----------     ----------------
 $  0.30 - $ 8.56         787,997          4.02             $   5.00              520,359        $   3.19
 $  9.06 - $11.19       1,108,799          7.21             $   9.99              524,991        $  10.26
 $ 11.38 - $12.50       1,092,635          5.73             $  12.22              880,687        $  12.19
 $ 12.75 - $15.31         975,450          6.86             $  13.71              516,252        $  14.12
 $ 15.38 - $21.00         635,225          8.07             $  16.81              241,923        $  16.41
 ----------------       ---------          ----             --------            ---------        --------
 $  0.30 - $21.00       4,600,106          6.36             $  11.40            2,684,212        $  10.82
 ================       =========          ====             ========            =========        ========

Stock purchase plan

In 1991, the Company adopted the 1991 Employee Stock Purchase Plan. Under this plan, full-time employees may contribute up to 15% of their compensation to purchase Common Stock at 85% of its fair market value on specified dates. The Board of Directors has authorized 1,050,000 shares for issuance under the stock purchase plan.

During the past three years, the Company has issued Common Stock under the stock purchase plan as follows:

                                     Shares           Range
For the year ended                   Issued         of Prices
------------------                 ----------   ------------------
December 31, 1998                    182,428      $6.22 - $17.56

December 31, 1997                     88,383      $7.28 - $ 9.03

December 31, 1996                     80,276      $7.28 - $ 8.82


Pro forma valuation of options

The Company has elected to follow APB 25 and related Interpretations in accounting for employee stock options (see Note 1, "Summary of significant accounting policies.") Under APB 25, the Company does not recognize any compensation expense related to the grants of stock options because the exercise price of the Company's stock options are equal to the fair market value of the Company's stock on the date of grant.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123. The Company has used the fair value method described in SFAS No. 123 to determine this pro forma information for all employee stock options granted after December 31, 1994. The fair value method was also applied to shares acquired through the Company's stock purchase plan which, for the purposes of this disclosure, the Company has treated as employee stock options. The fair value of the Company's employee stock options was estimated at the date of grant and/or purchase using the Black-Scholes option-pricing model. During the past three years, the Company has used the following weighted average assumptions in the Black-Scholes model:

                                 1998          1997          1996
                                 ----          ----          ----
Risk-free interest rate           5.23%         6.21%         6.06%
Dividends                          None          None          None
Volatility                        0.77          0.69          0.73
Expected life                     5 yrs         5 yrs         5 yrs

The Black-Scholes model was developed to estimate the fair value of traded options. Traded options, however, have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from traded options and because slight changes in the input assumptions can materially affect the fair value estimate, the Company does not believe that the Black-Scholes model provides a reliable measure of the fair value of the Company's employee stock options. Additionally, the effects of applying SFAS No. 123 for the recognition of compensation expense and provision of pro forma disclosures in 1998, 1997 and 1996 are not likely to be representative of the effects on reported and pro forma net income in future years because options vest over several years and additional awards may be made in subsequent years.

Per SFAS No. 123, the Company has amortized the expense of the estimated fair value over an option's vesting period. During the past three years, the Company's pro forma expense has been as follows (in thousands except for the net loss per share information):

                                                                    For the Year Ended December 31,
                                                           --------------------------------------------------
                                                              1998                1997                1996
                                                           ----------          ----------          ----------
Net loss (as reported)                                     $  (27,614)         $  (33,492)         $  (36,546)
Basic and diluted net loss per share (as reported)         $    (1.14)         $    (1.60)         $    (1.86)
Pro forma net loss                                         $  (35,223)         $  (39,677)         $  (40,967)
Pro forma basic and diluted net loss per share             $    (1.46)         $    (1.89)         $    (2.09)

Common shares reserved for future issuance

At December 31, 1998, 5,441,639 shares of Common Stock were reserved for future issuance under the stock option and stock purchase plans.



7.       INCOME TAXES

At December 31, 1998, the Company had available net loss carryforwards for federal income tax purposes of approximately $178,900,000. The tax loss carryforwards, if not utilized to offset taxable income in future periods, expire between the years 2003 and 2018. Significant components of the Company's deferred tax assets and liabilities for federal income taxes at December 31, 1998 and 1997 were as follows (in thousands):

                                                              December 31,
                                                    --------------------------
                                                      1998              1997
                                                   ---------         ---------
Net operating loss carryforwards                   $  61,700         $  52,700
Capitalized research and development                   9,500             8,600
Research and development credits
    (expiring between 2003 and 2018)                   5,300             5,300
Other, net                                             5,300             2,200
                                                   ---------         ---------
Net deferred tax assets                               81,800            68,800
Valuation allowance for deferred tax assets          (81,800)          (68,800)
                                                   ---------         ---------
    Deferred tax assets                            $      --         $      --
                                                   =========         =========


The valuation allowance for deferred tax assets increased by $10,900,000 and $13,100,000 during the years ended December 31, 1997 and 1996, respectively.

Because of "change of ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss and credit carryforwards may be subject to an annual limitation regarding utilization against taxable income in future periods.

8.       CONTINGENCIES


In October 1997, a patent opposition was filed in Europe by another company against the claims of a patent granted to the Company in Europe covering broad, generic claims for INTEGRILIN(TM) (eptifibatide) Injection, as well as numerous related compounds that are not part of the Company's core technology. The opposition asserts that all claims of the patent are unpatentable. The Company intends to vigorously defend its patent. However, this patent opposition may result in an unfavorable outcome.

In May 1998, a plaintiff voluntarily dismissed all claims against the Company and Vaughn M. Kailian, the Company's Chief Executive Officer, in a putative class action lawsuit that had alleged violation of federal securities laws.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



IDENTIFICATION OF DIRECTORS

The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 25, 1999, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement.") William Younger, Jr. resigned from the Company's Board of Directors effective March 20, 1998.



IDENTIFICATION OF EXECUTIVE OFFICERS

The information required by this Item concerning the Company's executive officers is set forth in Item I of this Report.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information required by this Item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.



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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



         (A)      1.       INDEX TO FINANCIAL STATEMENTS

                                                                                                         Page in
                                                                                                        Form 10-K
                                                                                                      --------------
         Report of Ernst & Young LLP, Independent Auditors                                             30
         Balance Sheets at December 31, 1998 and 1997                                                  31
         Statements of Operations for the years ended December 31, 1998, 1997 and 1996                 32
         Statements of  Stockholders'  Equity for the years ended December 31, 1998, 1997 and 1996     33
         Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996                 34
         Notes to Financial Statements                                                                 35


                  2. All schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.



                  3.       EXHIBITS

                             Number          Exhibit
                           -----------       -----------------------------------------------------------------------
                              3.1(9)         Restated Certificate of Incorporation of the Registrant.
                              3.2(2)         By-laws of the Registrant.
                              4.1            Reference is made to Exhibits 3.1 and 3.2.
                              4.2(2)         Information, Registration
                                             Rights and Right of First Refusal
                                             Agreement among the Registrant and
                                             other parties named therein, as
                                             amended as of May 15, 1991.
                              4.3(2)         Side by Side Agreement among the Registrant and the other parties named therein.
                              4.4(8)         Registrant's Preferred Share Purchase Rights Agreement between the
                                             Registrant and Chemical Trust Company of California, dated as of
                                             January 23, 1995.
                          *  10.1(2)         Form of Indemnification Agreement between the Registrant and its directors, executive officers and officers.
                          *  10.2(2)         Registrant's 1988 Employee Stock Option Plan and related agreements.
                          *  10.3(2)         Registrant's 1988 Consultant Stock Option Plan and related agreements.
                        ++*  10.4(2)         Research, Option and License Agreement between the Registrant and Eli
                                             Lilly and Company, dated May 1, 1991.
                          *  10.5(2)         Lease Agreement between the Registrant and NC Land Associates Limited
                                             Partnership, dated September 23, 1988, as amended August 30, 1989 and
                                             Lease Rider, dated September 23, 1988.
                             10.6(1)         Forms of option agreements used under the Registrant's 1991 Equity
                                             Incentive Plan.
                             10.7(3)         Form of offering document used under the Registrant's 1991 Employee
                                             Stock Purchase Plan.
                         ++  10.8(4)         Consulting Agreement between the Registrant and Lloyd Hollingsworth
                                             Smith, Jr., dated January 1, 1993.

                             Number          Exhibit
                           -----------       -----------------------------------------------------------------------
                      ++     10.9(4)         Collaboration Research Agreement between the Registrant and Kyowa
                      ++                     Hakko Kogyo, Co., Ltd., dated November 30, 1992.
                      ++    10.10(5)         Collaboration Agreement between Eli Lilly and Company and the
                                             Registrant, dated May 28, 1993.
                     ++*    10.11(6)         Collaboration Agreement between Ortho Pharmaceutical Corporation and the Registrant, dated December 21, 1993.
                            10.12(10)        Registrant's 1994 Non-employee Directors' Stock Option Plan, as amended.
                            10.13(7)         Consulting Agreement between
                                             the Registrant and Shaun R.
                                             Coughlin, dated March 17, 1988, as
                                             amended effective September 28,
                                             1994.
                            10.14(10)        Registrant's 1991 Stock Purchase Plan, as amended.
                            10.15(10)        Registrant's 1991 Equity Incentive Plan, as amended.
                      ++    10.16(8)         Collaboration Agreement between Schering-Plough Ltd., Schering
                                             Corporation and the Registrant, dated April 10, 1995.
                      ++    10.17(9)         Amendment No. 4 to Collaboration Research Agreement between the
                                             Registrant and Kyowa Hakko Kogyo, Co., Ltd., dated November 10, 1995.
                      ++    10.18(10)        Amendment No. 1 to Collaboration Research Agreement between Ortho
                                             Pharmaceutical Corporation and the Registrant, dated September 27,
                                             1996.
                      ++    10.19(10)        Amendment No. 1 to Collaboration Research Agreement between Eli Lilly and Company and the Registrant, dated November, 1996.
                      ++    10.20(i)(10)     Amendment No. 1 to Collaboration Research Agreement between the
                                             Registrant and Kyowa Hakko Kogyo Co., Ltd., dated May 9, 1994.
                      ++    10.20(ii)(10)    Amendment No. 2 to Collaboration Research Agreement between the
                                             Registrant and Kyowa Hakko Kogyo Co., Ltd., dated July 13, 1995.
                      ++    10.20(iii)(10)   Amendment No. 3 to Collaboration Research Agreement between the
                                             Registrant and Kyowa Hakko Kogyo Co., Ltd., dated August 1, 1995.
                      ++    10.20(iv)(10)    Amendment No. 5 to Collaboration Research Agreement between the
                                             Registrant and Kyowa Hakko Kogyo Co., Ltd., dated December 17, 1996.
                            10.21(10)        Description of Registrant's 1996 Incentive Pay Plan.
                      ++    10.22(11)        Long Term Supply Agreement between Registrant and Solvay, Societe
                                             Anonyme, dated September 28, 1995.
                      ++    10.23(11)        Amendment No. 1 to the Long Term Supply Agreement between Registrant and Solvay, Societe Anonyme, as amended, dated April 1, 1997.
                      ++    10.24(11)        License and Supply Agreement between the Registrant and Solvay,
                                             Societe Anonyme, dated July 27, 1994.
                      ++    10.25(11)        First Amendment to the License and Supply Agreement between
                                             Registrant and Solvay, Societe Anonyme, as amended, dated March 13,
                                             1995.
                      ++    10.26(11)        Second Amendment to the License and Supply Agreement between
                                             Registrant and Solvay, Societe Anonyme, as amended, dated June 1,
                                             1995.
                      ++    10.27(11)        Third Amendment to the License and Supply Agreement between
                                             Registrant and Solvay, Societe Anonyme, as amended, dated September
                                             5, 1995.
                      ++    10.28(11)        Letter Amendment to the License and Supply Agreement between
                                             Registrant and Solvay, Societe Anonyme, as amended, dated June 6,
                                             1996.
                      ++    10.29(11)        Fourth Amendment to the License and Supply Agreement between
                                             Registrant and Solvay, Societe Anonyme, as amended, dated April 1,
                                             1997.

                             Number          Exhibit
                           -----------       -----------------------------------------------------------------------
                            10.31            1998 Non-Officer Equity Incentive Plan.

                            10.32            Form of Option Agreements used for the 1998 Non-Officer Equity
                                             Incentive Plan
                       +    10.33            Amendment to Collaboration Agreement, dated December 23, 1998, between Schering-Plough Ltd. and Schering Corporation and the
                                             Registrant.
                             23.1            Consent of Ernst & Young LLP, Independent Auditors.
                             24.1            Power of Attorney, Reference is made to the signature page.
                             27.1            Financial Data Schedule.


* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

+        Confidential treatment requested.

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

(11)     Filed as an exhibit to the Registrant's Quarterly
         Report on Form 10-Q for the period ended September
         30, 1998 and incorporated by reference herein.


(B)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed for the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on the XXth day of March, 1999.

                                          COR THERAPEUTICS, INC.

                                 By       /s/ PETER S. RODDY
                                          --------------------------------------
                                          Peter S. Roddy
                                          Vice President, Finance
                                          (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter S. Roddy and Laura A. Brege, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                                         Title                               Date
----------------------------------                ----------------------------------------         --------------

/s/ VAUGHN M. KAILIAN                             President, Chief Executive Officer and           March 23, 1999
---------------------------------                 Director (Principal Executive Officer)
Vaughn M. Kailian

/s/ LAURA A. BREGE                                Senior Vice President, Finance and Chief         March 23, 1999
---------------------------------
Laura A. Brege                                    Financial Officer (Principal Financial
                                                  Officer)

/s/ CHARLES J. HOMCY                              Executive Vice President, Research and           March 23, 1999
---------------------------------                 Development and Director
Charles J. Homcy

/s/ PETER S. RODDY                                Vice President, Finance (Principal               March 23, 1999
---------------------------------                 Accounting Officer)
Peter S. Roddy

/s/ SHAUN R. COUGHLIN                             Director                                         March 23, 1999
---------------------------------
Shaun R. Coughlin

/s/ JAMES T. DOLUISIO                             Director                                         March 23, 1999
---------------------------------
James T. Doluisio

/s/ JERRY T. JACKSON                              Director                                         March 23, 1999
---------------------------------
Jerry T. Jackson

/s/ ERNEST MARIO                                  Director                                         March 23, 1999
---------------------------------
Ernest Mario

/s/ ROBERT R. MOMSEN                              Director                                         March 23, 1999
---------------------------------
Robert R. Momsen

/s/ LLOYD HOLLINGSWORTH SMITH, JR.                Director                                         March 23, 1999
---------------------------------
Lloyd Hollingsworth Smith, Jr.


                                 EXHIBIT INDEX


                             Number          Exhibit
                           -----------       -----------------------------------------------------------------------
                              3.1(9)         Restated Certificate of Incorporation of the Registrant.
                              3.2(2)         By-laws of the Registrant.
                              4.1            Reference is made to Exhibits 3.1 and 3.2.
                              4.2(2)         Information, Registration
                                             Rights and Right of First Refusal
                                             Agreement among the Registrant and
                                             other parties named therein, as
                                             amended as of May 15, 1991.
                              4.3(2)         Side by Side Agreement among the Registrant and the other parties named therein.
                              4.4(8)         Registrant's Preferred Share Purchase Rights Agreement between the
                                             Registrant and Chemical Trust Company of California, dated as of
                                             January 23, 1995.
                       *     10.1(2)         Form of Indemnification Agreement between the Registrant and its directors, executive officers and officers.
                       *     10.2(2)         Registrant's 1988 Employee Stock Option Plan and related agreements.
                       *     10.3(2)         Registrant's 1988 Consultant Stock Option Plan and related agreements.
                     ++*     10.4(2)         Research, Option and License Agreement between the Registrant and Eli
                                             Lilly and Company, dated May 1, 1991.
                       *     10.5(2)         Lease Agreement between the Registrant and NC Land Associates Limited
                                             Partnership, dated September 23, 1988, as amended August 30, 1989 and
                                             Lease Rider, dated September 23, 1988.
                             10.6(1)         Forms of option agreements used under the Registrant's 1991 Equity
                                             Incentive Plan.
                             10.7(3)         Form of offering document used under the Registrant's 1991 Employee
                                             Stock Purchase Plan.
                      ++     10.8(4)         Consulting Agreement between the Registrant and Lloyd Hollingsworth
                                             Smith, Jr., dated January 1, 1993.

                             Number          Exhibit
                           -----------       -----------------------------------------------------------------------
                      ++     10.9(4)         Collaboration Research Agreement between the Registrant and Kyowa
                      ++                     Hakko Kogyo, Co., Ltd., dated November 30, 1992.
                      ++    10.10(5)         Collaboration Agreement between Eli Lilly and Company and the
                                             Registrant, dated May 28, 1993.
                     ++*    10.11(6)         Collaboration Agreement between Ortho Pharmaceutical Corporation and the Registrant, dated December 21, 1993.
                            10.12(10)        Registrant's 1994 Non-employee Directors' Stock Option Plan, as amended.
                            10.13(7)         Consulting Agreement between
                                             the Registrant and Shaun R.
                                             Coughlin, dated March 17, 1988, as
                                             amended effective September 28,
                                             1994.
                            10.14(10)        Registrant's 1991 Stock Purchase Plan, as amended.
                            10.15(10)        Registrant's 1991 Equity Incentive Plan, as amended.
                      ++    10.16(8)         Collaboration Agreement between Schering-Plough Ltd., Schering
                                             Corporation and the Registrant, dated April 10, 1995.
                      ++    10.17(9)         Amendment No. 4 to Collaboration Research Agreement between the
                                             Registrant and Kyowa Hakko Kogyo, Co., Ltd., dated November 10, 1995.
                      ++    10.18(10)        Amendment No. 1 to Collaboration Research Agreement between Ortho
                                             Pharmaceutical Corporation and the Registrant, dated September 27,
                                             1996.
                      ++    10.19(10)        Amendment No. 1 to Collaboration Research Agreement between Eli Lilly and Company and the Registrant, dated November, 1996.
                      ++    10.20(i)(10)     Amendment No. 1 to Collaboration Research Agreement between the
                                             Registrant and Kyowa Hakko Kogyo Co., Ltd., dated May 9, 1994.
                      ++    10.20(ii)(10)    Amendment No. 2 to Collaboration Research Agreement between the
                                             Registrant and Kyowa Hakko Kogyo Co., Ltd., dated July 13, 1995.
                      ++    10.20(iii)(10)   Amendment No. 3 to Collaboration Research Agreement between the
                                             Registrant and Kyowa Hakko Kogyo Co., Ltd., dated August 1, 1995.
                      ++    10.20(iv)(10)    Amendment No. 5 to Collaboration Research Agreement between the
                                             Registrant and Kyowa Hakko Kogyo Co., Ltd., dated December 17, 1996.
                            10.21(10)        Description of Registrant's 1996 Incentive Pay Plan.
                      ++    10.22(11)        Long Term Supply Agreement between Registrant and Solvay, Societe
                                             Anonyme, dated September 28, 1995.
                      ++    10.23(11)        Amendment No. 1 to the Long Term Supply Agreement between Registrant and Solvay, Societe Anonyme, as amended, dated April 1, 1997.
                      ++    10.24(11)        License and Supply Agreement between the Registrant and Solvay,
                                             Societe Anonyme, dated July 27, 1994.
                      ++    10.25(11)        First Amendment to the License and Supply Agreement between
                                             Registrant and Solvay, Societe Anonyme, as amended, dated March 13,
                                             1995.
                      ++    10.26(11)        Second Amendment to the License and Supply Agreement between
                                             Registrant and Solvay, Societe Anonyme, as amended, dated June 1,
                                             1995.
                      ++    10.27(11)        Third Amendment to the License and Supply Agreement between
                                             Registrant and Solvay, Societe Anonyme, as amended, dated September
                                             5, 1995.
                      ++    10.28(11)        Letter Amendment to the License and Supply Agreement between
                                             Registrant and Solvay, Societe Anonyme, as amended, dated June 6,
                                             1996.
                      ++    10.29(11)        Fourth Amendment to the License and Supply Agreement between
                                             Registrant and Solvay, Societe Anonyme, as amended, dated April 1,
                                             1997.

                             Number          Exhibit
                           -----------       -----------------------------------------------------------------------
                            10.31            1998 Non-Officer Equity Incentive Plan.

                            10.32            Form of Option Agreements used for the 1998 Non-Officer Equity
                                             Incentive Plan
                       +    10.33            Amendment to Collaboration Agreement, dated December 23, 1998, between Schering-Plough Ltd. and Schering Corporation and the
                                             Registrant.
                             23.1            Consent of Ernst & Young LLP, Independent Auditors.
                             24.1            Power of Attorney, Reference is made to the signature page.
                             27.1            Financial Data Schedule.


* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

+        Confidential treatment requested.

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

(11)     Filed as an exhibit to the Registrant's Quarterly
         Report on Form 10-Q for the period ended September
         30, 1998 and incorporated by reference herein.