Form 10-Q
period 1999-03-31
COR THERAPEUTICS INC / DE
filed 1999-04-29
CIK 874865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended March 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from __________ to _________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Common stock $.0001 par value
                                   24,565,235
                          Outstanding at April 2, 1999


================================================================================

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                                      INDEX

                                                                                         Page
Section       Contents                                                                    No.
-------       --------                                                                   ----
PART I        FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements and Notes

              Condensed Balance Sheets - March 31, 1999 and December 31, 1998              3
              Condensed Statements of Operations - for the three months ended
              March 31, 1999 and 1998                                                      4
              Condensed Statements of Cash Flows - for the three months ended
              March 31, 1999 and 1998                                                      5
              Notes to Condensed Financial Statements                                      6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                7

PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                             11

SIGNATURES                                                                                 11

COR(TM) and INTEGRILIN(R) are trademarks of COR THERAPEUTICS, INC.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS AND NOTES

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                        March 31,       December 31,
                                                           1999              1998
                                                        ---------         ---------
                                                       (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                           $  21,396         $  10,532
    Short-term investments                                 38,895            64,673
    Contract receivables                                    1,532             2,398
    Prepaid copromotion expenses                           23,135            19,236
    Other current assets                                    2,207               817
                                                        ---------         ---------
        Total current assets                               87,165            97,656

Property and equipment, net                                 5,319             5,437
                                                        =========         =========
                                                        $  92,484         $ 103,093
                                                        =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $   6,028         $   6,268
    Accrued compensation                                    3,401             4,516
    Accrued development costs                               3,050             4,005
    Accrued copromotion costs                               3,861             3,405
    Deferred revenue                                       26,321            23,494
    Other accrued liabilities                               1,388             1,545
    Long-term debt--current portion                           876               752
    Capital lease obligations--current portion              1,019             1,251
                                                        ---------         ---------
        Total current liabilities                          45,944            45,236
Long-term debt--noncurrent portion                          2,861             2,693
Capital lease obligations--noncurrent portion                 393               568

Stockholders' equity                                      244,286           243,760
Accumulated deficit                                      (201,000)         (189,164)
                                                        ---------         ---------
    Total stockholders' equity                             43,286            54,596
                                                        =========         =========
                                                        $  92,484         $ 103,093
                                                        =========         =========

                             See accompanying notes.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)



                                                                        Three Months Ended
                                                                             March 31,
                                                                     -------------------------
                                                                       1999             1998
                                                                     --------         --------
Contract revenues:
    Copromotion revenue                                              $  5,668              $--
    Milestones                                                             --            8,000
    Development and other contract revenue                              1,853              412
                                                                     --------         --------
        Total contract revenues                                         7,521            8,412
                                                                     --------         --------

Expenses:
    Cost of copromotion revenue                                         3,917               --
    Research and development                                            9,984            9,999
    Marketing, general and administrative                               6,196            4,696
                                                                     --------         --------
        Total expenses                                                 20,097           14,695
                                                                     --------         --------

Loss from operations                                                  (12,576)          (6,283)

Interest income                                                           857            1,147
Interest expense                                                         (117)            (140)
                                                                     --------         --------

Net loss                                                             $(11,836)        $ (5,276)
                                                                     ========         ========

Basic and diluted net loss per share                                 $  (0.48)        $  (0.22)
                                                                     ========         ========

Shares used in computing basic and diluted net loss per share          24,471           23,878
                                                                     ========         ========



                             See accompanying notes.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                            (unaudited, in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                  1999             1998
                                                                --------         --------
Cash flows provided by (used in) operating activities:
    Net loss                                                    $(11,836)        $ (5,276)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                                 642              862
       Amortization of deferred compensation                         268               62
       Changes in assets and liabilities:
          Contract receivables                                       866             (410)
          Prepaid copromotion expenses                            (3,899)              --
          Other current assets                                    (1,390)          (1,571)
          Accounts payable                                          (240)             359
          Accrued compensation                                    (1,115)            (530)
          Accrued development costs                                 (955)            (225)
          Accrued copromotion costs                                  456            1,020
          Deferred revenue                                         2,827               --
          Other accrued liabilities                                 (157)           1,072
                                                                --------         --------
            Total adjustments                                     (2,697)             639
                                                                --------         --------
       Net cash used in operating activities                     (14,533)          (4,637)
                                                                --------         --------
Cash flows provided by (used in) investing activities:
    Purchases of short-term investments                           (5,957)         (28,193)
    Sales of short-term investments                               25,162               --
    Maturities of short-term investments                           6,497           30,500
    Additions to property and equipment                             (524)            (365)
                                                                --------         --------
       Net cash provided by investing activities                  25,178            1,942
                                                                --------         --------
Cash flows provided by (used in) financing activities:
    Proceeds from long-term debt                                     479              290
    Principal payments on long-term debt                            (187)            (218)
    Principal payments under capital lease obligations              (407)            (402)
    Issuance of common stock                                         334              753
                                                                --------         --------
       Net cash provided by financing activities                     219              423
                                                                --------         --------
Net increase (decrease) in cash and cash equivalents              10,864           (2,272)
Cash and cash equivalents at the beginning of the period          10,532           22,209
                                                                --------         --------
Cash and cash equivalents at the end of the period              $ 21,396         $ 19,937
                                                                ========         ========


                             See accompanying notes.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COR Therapeutics, Inc. ("COR" or the "Company") was incorporated in Delaware on February 4, 1988. COR is dedicated to the discovery, development and commercialization of novel pharmaceutical products to establish new standards of care for the treatment and prevention of severe cardiovascular diseases.

Interim financial information

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of its operations and its cash flows. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

Contract Revenues

Contract revenues include copromotion revenue, milestones and development and other contract revenue. Copromotion revenue is generally recognized at the time of shipment of related product by Schering-Plough Ltd. and Schering Corporation (collectively, "Schering") to wholesalers and is recorded net of allowances that management believes are necessary. Milestones and development and other contract revenue are recorded as earned based on the performance requirements of the contracts, while related costs are expensed as incurred.

Copromotion revenue includes the Company's share of profits, as defined in the agreement with Schering, from the sales of INTEGRILIN(R) (eptifibatide) Injection ("INTEGRILIN") by Schering, as well as the reimbursement from Schering of the Company's costs of copromotion revenue, which include certain manufacturing-related and marketing expenses. Certain manufacturing-related copromotion expenses are deferred until the time of shipment of related product by Schering to wholesalers. Deferred revenue consists of payments from Schering received prior to the period in which the related contract revenues are earned. To the extent that costs of copromotion revenue from prior periods have not been reimbursed to the Company, reimbursements will be made by Schering from future sales of INTEGRILIN, if any.

Prepaid copromotion expenses

Prepaid copromotion expenses represent materials on-hand, valued at cost, and deposits with suppliers associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):


                                    March 31,        December 31,
                                      1999               1998
                                    -------          -----------
Deposits and prepayments            $ 9,936            $10,637
Bulk materials                       11,960              6,900
Finished goods                        1,239              1,699
                                    =======            =======
                                    $23,135            $19,236
                                    =======            =======

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Concentration

The Company and Schering copromote one product, INTEGRILIN, in the United States. The Company has established long-term supply arrangements with one supplier for the bulk product and with another supplier for the filling and final packaging of INTEGRILIN.

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred. Advertising and promotion costs totaled $3,037,000 and $1,227,000 for the three months ended March 31, 1999 and 1998, respectively.

Comprehensive Loss

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income. For the three months ended March 31, 1999 and 1998, unrealized gains or losses were not material and total comprehensive loss closely approximated net loss in each period.

Segment Information

The Company's business activities include the discovery, development and commercialization of novel cardiovascular pharmaceutical products and have been organized into one operating segment. All of the Company's operating assets are located in the United States and all revenues are derived from operations within the United States.

2.      NET LOSS PER SHARE

Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net income per share as well as the impact of outstanding options to purchase an additional 1,588,000 shares for the three months ended March 31, 1999 and 3,905,000 shares for the three months ended March 31, 1998. Such shares have been excluded because they are anti-dilutive for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this document includes forward-looking statements which involve risks and uncertainties. Actual results of the Company's activities may differ significantly from the potential results discussed in such forward-looking statements. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Risk factors that might cause such differences include, but are not limited to, those factors identified below and in the sections titled "Business" and "Business-Additional Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

OVERVIEW

Since its inception, the Company has been dedicated to the discovery, development and commercialization of novel pharmaceutical products to establish new standards of care for the treatment and prevention of severe cardiovascular diseases. The Company has incurred a cumulative net loss of $201,000,000 during the period from inception to March 31, 1999. The Company has funded its operations primarily through public equity financings and proceeds from collaboration research and development agreements.

INTEGRILIN is the first product that COR has taken from discovery to commercialization. INTEGRILIN was approved for marketing in the United States by the U.S. Food and Drug Administration in May 1998. INTEGRILIN is indicated for the treatment of patients with acute coronary syndrome (encompassing unstable angina and non-Q-wave myocardial infarction) including patients who are to be managed medically and those undergoing percutaneous coronary intervention ("PCI.") INTEGRILIN is also indicated for the treatment of patients undergoing PCI.

COR and Schering are worldwide partners for INTEGRILIN. COR and Schering co-promote the drug in the United States and share any profits or losses. COR and Schering launched INTEGRILIN in June 1998 in the United States.

Total sales of INTEGRILIN, as reported to COR by Schering, were $11,300,000 for the three months ended March 31, 1999, as compared to $8,400,000 for the three months ended December 31, 1998, a 35% increase. Product sales as reported by Schering for either the three months ended March 31, 1999 or December 31, 1998 are not necessarily indicative of product sales for any future period.

Schering has the right to launch INTEGRILIN in the European Union as an exclusive licensee on a royalty-bearing basis for a period of time. In February 1999, Schering announced that the Committee for Proprietary Medicinal Products ("CPMP") of the European Agency for the Evaluation of Medicinal Products issued a positive opinion recommending approval of INTEGRILIN for the prevention of myocardial infarction in patients presenting with unstable angina and non-Q-wave myocardial infarction. The CPMP opinion serves as the basis for a European Commission approval, which is typically issued in approximately four months.
The Company believes that the Commission approval of the centralized Marketing Authorization application for INTEGRILIN would result in a single Marketing Authorization with unified labeling that would be valid in all 15 European
Union member states. Schering submitted the centralized Marketing Application in February 1998. INTEGRILIN has received regulatory approval in a number of countries outside the European Union and the United States.

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

RESULTS OF OPERATIONS

Three months ended March 31, 1999 and 1998

Total contract revenues were $7,521,000 for the three months ended March 31, 1999 compared to $8,412,000 for the three months ended March 31, 1998. Copromotion revenue related to the sales of INTEGRILIN by Schering, which commenced in June 1998, was $5,668,000 for the three months ended March 31, 1999 and $0 for the three months ended March 31, 1998.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Milestones were $0 during the three months ended March 31, 1999 compared to $8,000,000 received from Schering in connection with the acceptance for review of the centralized Marketing Authorization application seeking European marketing approval of INTEGRILIN during the three months ended March 31, 1998.
 Development and other contract revenue was $1,853,000 for the three months ended March 31, 1999 compared to $412,000 for the three months ended March 31, 1998. The Company expects contract revenues to continue to fluctuate in the future.

Cost of copromotion revenue was $3,917,000 for the three months ended March 31, 1999 and $0 for the three months ended March 31, 1998. Cost of copromotion revenue includes certain manufacturing-related and marketing expenses incurred in connection with the collaboration with Schering.

Research and development expenses were $9,984,000 for the three months ended March 31, 1999 compared to $9,999,000 for the three months ended March 31, 1998. The Company expects research and development expenses to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development.

Marketing, general and administrative expenses were $6,196,000 for the three months ended March 31, 1999 compared to $4,696,000 for the three months ended March 31, 1998. The increase was primarily due to the addition of marketing and sales personnel for the commercialization of INTEGRILIN, as well as increased staffing and administrative expenses associated with general corporate activities. The Company expects marketing, general and administrative costs to continue to increase significantly over the next several years.

Interest income was $857,000 for the three months ended March 31, 1999 compared to $1,147,000 for the three months ended March 31, 1998. Interest expense was $117,000 for the three months ended March 31, 1999 compared to $140,000 for the three months ended March 31, 1998. The decreases in both interest income and interest expense were primarily due to changes in cash, investment and debt obligation balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company had available cash, cash equivalents and short-term investments of $60,291,000 at March 31, 1999. Cash in excess of immediate requirements is invested according to the Company's investment policy. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. From inception, the Company has funded its operations primarily through public equity financings and proceeds from collaboration research and development agreements. Additional funding has come from private equity financings, grant revenues, interest income and property and equipment financings. At March 31, 1999, the Company had approximately $3,521,000 available under an equipment financing facility.

Net cash used for operating activities and additions to capital equipment increased to $15,057,000 for the three months ended March 31, 1999 from $5,002,000 for the three months ended March 31, 1998, primarily due to expenses related to the copromotion of INTEGRILIN. The Company anticipates that its expenditures for operating activities and additions to capital equipment will increase in future periods. The timing of these expenditures may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and clinical trials of product candidates in development.

The Company expects its cash requirements will increase in future periods due to costs related to continuation and expansion of research and development, including clinical trials and increased marketing, sales, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its operations at least through the end of 2000. However, the Company's capital requirements may change depending on numerous factors, including the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies and the number and nature of the indications the Company pursues in clinical studies. The Company's capital requirements may also change due to the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's future products and the status of competitive products. The Company's capital requirements may also change because of other unanticipated circumstances.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

In addition, expenditures may depend on the establishment and maintenance of collaboration relationships with other companies, the availability of financing and other factors. The Company may need to raise substantial additional funds in the future. Such funds may not be available on favorable terms, if at all. If such funds are unavailable, the Company may need to delay or curtail its research and development activities to a significant extent.

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

The Company has developed a strategy to address the potential exposures related to the Year 2000 Issue on its operations for the year 2000 and beyond. A review of key financial, informational and operational systems has been completed. Plans for implementation and testing of any necessary modifications to these key computer systems and equipment to ensure that they are Year 2000 compliant have been developed or are in the final stages of development to address computer system and equipment problems as required by December 31, 1999. The Company believes that with these plans and completed modifications, the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, even if these modifications are made in a timely fashion, they still may not prevent a material adverse effect on the Company's business, financial condition or results of operations. If such a material adverse effect were to occur, the magnitude of it cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, although such plans will be developed over the coming quarters if they are deemed necessary.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27.1 Financial Data Schedule

         (b)     Reports

                 There were no reports on Form 8-K filed for the three months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 1999


COR THERAPEUTICS, INC.

Signature                                                     Title
-----------------------------           --------------------------------------------------
/s/ VAUGHN M. KAILIAN                   President, Chief Executive Officer and Director
-----------------------------           (Principal Executive Officer)
Vaughn M. Kailian

/s/ LAURA A. BREGE                      Senior Vice President, Finance and Chief Financial
-----------------------------           Officer (Principal Financial Officer)
Laura A. Brege

/s/ PETER S. RODDY                      Vice President, Finance
-----------------------------           (Principal Accounting Officer)
Peter S. Roddy

                                EXHIBIT INDEX


Exhibit
  No.                           Description
-------                         -----------
 27.1                           Financial Data Schedule