Form 10-Q
period 1999-06-30
COR THERAPEUTICS INC / DE
filed 1999-08-02
CIK 874865

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to
        _________.

                        Commission File Number: 0-19290


                         [COR THERAPEUTICS, INC. LOGO]


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

                         Common stock $.0001 par value
                                   24,646,653
                          Outstanding at June 30, 1999



================================================================================

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


                                      INDEX

                                                                                          Page
Section           Contents                                                                 No.
-------           --------                                                                ----

PART I            FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements and Notes

                  Condensed Balance Sheets - June 30, 1999 and December 31, 1998            3
                  Condensed Statements of Operations - for the three and six months
                  ended June 30, 1999 and 1998                                              4
                  Condensed Statements of Cash Flows - for the six months ended June
                  30, 1999 and 1998                                                         5
                  Notes to Condensed Financial Statements                                   6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                     8

Item 3.           Quantitative and Qualitative Disclosure of Market Risk.                  11

PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                      11

Item 6.           Exhibits and Reports on Form 8-K                                         12

SIGNATURES                                                                                 12

COR(TM) and INTEGRILIN(R) are trademarks of COR THERAPEUTICS, INC.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS AND NOTES

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                      June 30,          December 31,
                                                                        1999                1998
                                                                    ------------        ------------
                                                                    (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $     20,521        $     10,532
  Short-term investments                                                  33,448              64,673
  Contract receivables                                                     2,659               2,398
  Prepaid copromotion expenses                                            28,113              19,236
  Other current assets                                                       905                 817
                                                                    ------------        ------------
    Total current assets                                                  85,646              97,656

Property and equipment, net                                                5,407               5,437
                                                                    ------------        ------------
                                                                    $     91,053        $    103,093
                                                                    ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $      9,911        $      6,268
  Accrued compensation                                                     4,014               4,516
  Accrued development costs                                                3,088               4,005
  Accrued copromotion costs                                                3,835               3,405
  Deferred revenue                                                        29,525              23,494
  Other accrued liabilities                                                1,147               1,545
  Long-term debt--current portion                                            985                 752
  Capital lease obligations--current portion                                 825               1,251
                                                                    ------------        ------------
    Total current liabilities                                             53,330              45,236
Long-term debt--noncurrent portion                                         3,040               2,693
Capital lease obligations--noncurrent portion                                242                 568

Stockholders' equity                                                     245,109             243,760
Accumulated deficit                                                     (210,668)           (189,164)
                                                                    ------------        ------------
    Total stockholders' equity                                            34,441              54,596
                                                                    ------------        ------------
                                                                    $     91,053        $    103,093
                                                                    ============        ============


                             See accompanying notes.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


                       CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)


                                                                     Three Months Ended             Six Months Ended
                                                                           June 30,                     June 30,
                                                                  -------------------------     -------------------------
                                                                     1999           1998           1999           1998
                                                                  ----------     ----------     ----------     ----------
Contract revenues:
  Copromotion revenue                                             $    7,444     $       --     $   13,112     $       --
  Milestone revenue                                                       --         24,000             --         32,000
  Development and other contract revenue                               1,563            511          3,416            923
                                                                  ----------     ----------     ----------     ----------
    Total contract revenues                                            9,007         24,511         16,528         32,923
                                                                  ----------     ----------     ----------     ----------

Expenses:
  Cost of copromotion revenue                                          3,279             --          7,196             --
  Research and development                                             9,874          8,848         19,858         18,847
  Marketing, general and administrative                                6,110          7,186         12,306         11,882
                                                                  ----------     ----------     ----------     ----------
    Total expenses                                                    19,263         16,034         39,360         30,729
                                                                  ----------     ----------     ----------     ----------

Income (loss) from operations                                        (10,256)         8,477        (22,832)         2,194

Interest income                                                          739          1,074          1,596          2,221
Interest expense                                                        (151)          (322)          (268)          (462)
                                                                  ----------     ----------     ----------     ----------

Net income (loss)                                                 $   (9,668)    $    9,229     $  (21,504)    $    3,953
                                                                  ==========     ==========     ==========     ==========

Basic net income (loss) per share                                 $    (0.39)    $     0.38     $    (0.88)    $     0.16
                                                                  ==========     ==========     ==========     ==========

Shares used in computing basic net income (loss) per share            24,635         24,091         24,553         23,985
                                                                  ==========     ==========     ==========     ==========

Diluted net income (loss) per share                               $    (0.39)    $     0.36     $    (0.88)    $     0.16
                                                                  ==========     ==========     ==========     ==========

Shares used in computing diluted net income (loss) per share          24,635         25,662         24,553         25,438
                                                                  ==========     ==========     ==========     ==========


                             See accompanying notes.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                            (unaudited, in thousands)


                                                                        Six Months Ended
                                                                             June 30,
                                                                  -----------------------------
                                                                     1999               1998
                                                                  ----------         ----------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                               $  (21,504)        $    3,953
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                      1,201              1,642
    Amortization of deferred compensation                                531                249
    Changes in assets and liabilities:
      Contract receivables                                              (261)              (358)
      Prepaid copromotion expenses                                    (8,877)            (8,830)
      Other current assets                                               (88)               (46)
      Accounts payable                                                 3,643              1,634
      Accrued compensation                                              (502)                29
      Accrued development costs                                         (917)            (2,073)
      Accrued copromotion costs                                          430              1,984
      Deferred revenue                                                 6,031              3,594
      Other accrued liabilities                                         (398)             1,222
                                                                  ----------         ----------
    Total adjustments                                                    793               (953)
                                                                  ----------         ----------
  Net cash provided by (used in) operating activities                (20,711)             3,000
                                                                  ----------         ----------
Cash flows provided by (used in) investing activities:
  Purchases of short-term investments                                (13,424)           (71,015)
  Sales of short-term investments                                     37,911              5,765
  Maturities of short-term investments                                 6,497             52,500
  Additions to property and equipment                                 (1,171)            (2,005)
                                                                  ----------         ----------
    Net cash provided by (used in) investing activities               29,813            (14,755)
                                                                  ----------         ----------
Cash flows provided by (used in) financing activities:
  Proceeds from long-term debt                                           979                290
  Principal payments on long-term debt                                  (399)              (452)
  Proceeds from capital lease obligations                                 --                 83
  Principal payments under capital lease obligations                    (752)              (881)
  Issuance of common stock                                             1,059              1,937
                                                                  ----------         ----------
    Net cash provided by financing activities                            887                977
                                                                  ----------         ----------
Net increase (decrease) in cash and cash equivalents                   9,989            (10,778)
Cash and cash equivalents at the beginning of the period              10,532             22,209
                                                                  ----------         ----------
Cash and cash equivalents at the end of the period                $   20,521         $   11,431
                                                                  ==========         ==========


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

Interim financial information

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, these condensed financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of its operations and its cash flows. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

Contract Revenues

Contract revenues include copromotion revenue, milestone revenue and development and other contract revenue. Copromotion revenue is generally recognized at the time of shipment of related product by Schering-Plough Ltd. and Schering Corporation (collectively, "Schering") to wholesalers and is recorded net of allowances that management believes are necessary. Milestone revenue and development and other contract revenue are recorded as earned based on the performance requirements of the contracts, while related costs are expensed as incurred.

Copromotion revenue includes the Company's share of profits, as defined in the agreement with Schering, from the sales of INTEGRILIN(R) (eptifibatide) Injection ("INTEGRILIN") by Schering, as well as the reimbursement from Schering of the Company's costs of copromotion revenue, which include certain manufacturing-related and marketing expenses. Certain manufacturing-related copromotion expenses are deferred until the time of shipment of related product by Schering to wholesalers. Marketing-related expenses are recognized as incurred. Deferred revenue consists of payments from Schering received prior to the period in which the related contract revenues are earned. To the extent that costs of copromotion revenue from prior periods have not been reimbursed to the Company, reimbursements will be made by Schering from future sales of INTEGRILIN, if any.

Prepaid copromotion expenses

Prepaid copromotion expenses represent materials on-hand, valued at cost, and deposits with suppliers associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):

                                    June 30,       December 31,
                                      1999             1998
                                  ------------     ------------
Deposits and prepayments          $     10,411     $     10,637
Bulk materials                          14,082            6,900
Finished goods                           3,620            1,699
                                  ------------     ------------
                                  $     28,113     $     19,236
                                  ============     ============

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


Concentration

The Company and Schering copromote one product, INTEGRILIN, in the United States. The Company has established long-term supply arrangements with one supplier for the bulk product and with two other suppliers for the filling and final packaging of INTEGRILIN.

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred. Advertising and promotion costs totaled $2,474,000 and $5,511,000 for the three and six months ended June 30, 1999 compared to $2,022,000 and $3,249,000 for the corresponding periods in 1998.

Comprehensive Income (Loss)

In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income (loss). For the three and six months ended June 30, 1999 and 1998, unrealized gains or losses were not material and total comprehensive income (loss) approximated net loss in each period.

Segment Information

The Company's business activities include the discovery, development and commercialization of novel cardiovascular pharmaceutical products and have been organized into one operating segment. All of the Company's operating assets are located in the United States. Copromotion, milestone, and development and other contract revenues are derived from operations within the United States. The Company will derive royalty revenue from sales of INTEGRILIN made by Schering outside of the United States.

2.  EARNINGS PER SHARE

Basic and diluted net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position in 1999, diluted earnings per share (EPS) would have included the shares used in the computation of basic net income per share as well as the impact of 721,000 and 556,000 dilutive outstanding stock options for the three and six months ended June 30, 1999, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 1999 and 1998 (in thousands).

                                                                   Three Months                          Six Months
                                                                  Ended June 30,                       Ended June 30,
                                                           -----------------------------        -----------------------------
                                                              1999               1998              1999               1998
                                                           ----------         ----------        ----------         ----------
Numerator for basic and diluted EPS:
  Net income (loss)                                        $   (9,668)        $    9,229        $  (21,504)        $    3,953
                                                           ==========         ==========        ==========         ==========

Denominator:
  Denominator for basic EPS -
  weighted-average shares                                      24,635             24,091            24,553             23,985

  Effect of dilutive securities -
  stock options                                                    --              1,571                --              1,453
                                                           ----------         ----------        ----------         ----------

  Denominator for diluted EPS - adjusted
  weighted-average shares and assumed conversions              24,635             25,662            24,553             25,438
                                                           ==========         ==========        ==========         ==========

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


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

OVERVIEW

Since its inception, the Company has been dedicated to the discovery, development and commercialization of novel pharmaceutical products to establish new standards of care for the treatment and prevention of severe cardiovascular diseases. The Company has incurred a cumulative net loss of $210,668,000 during the period from inception to June 30, 1999. The Company has funded its operations primarily through public equity financings and proceeds from collaboration agreements, including proceeds related to the sales of INTEGRILIN by Schering.

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

In July 1999 Schering announced that the European Union's Commission of the European Communities had granted marketing authorization to INTEGRILIN for the prevention of early myocardial infarction in patients with acute coronary syndrome, including those who are managed medically and/or those who are managed with PCI. European Commission approval results in a single marketing authorization with unified labeling that is immediately valid in all 15 European Union-Member States. The approval follows a positive recommendation by the European Agency for the Evaluation of Medicinal Products' Committee for Proprietary Medicinal Products in February 1999. Schering will launch INTEGRILIN in Europe where it has the right to market INTEGRILIN as an exclusive licensee on a royalty-bearing basis for a period of time. In addition, INTEGRILIN has received regulatory approval in a number of countries outside the European Union and the United States.

Total sales of INTEGRILIN, as reported to COR by Schering, were $15,400,000 for the three months ended June 30, 1999, compared to $11,300,000 for the three months ended March 31, 1999, a 36% increase. Product sales as reported by Schering for either the three or six months ended June 30, 1999 are not necessarily indicative of product sales for any future period.

COR and Schering are conducting or have conducted Phase II clinical trials of INTEGRILIN with different thrombolytics in the setting of acute myocardial infarction. COR and Schering also sponsor additional clinical trials of INTEGRILIN in a variety of clinical settings.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


The Company's leading potential product, cromafiban, has the potential to help prevent a wide variety of diseases, including acute myocardial infarction, unstable angina, thrombotic stroke and peripheral arterial occlusive disease. Cromafiban is an oral glycoprotein IIb-IIIa ("GP IIb-IIIa") inhibitor that prevents platelet aggregation. In addition to having a high affinity and specificity for GP IIb-IIIa, cromafiban's plasma concentrations have indicated a sufficiently long elimination half-life to allow for once-daily dosing. No food interactions have been observed. Bleeding was the most prevalent complication encountered during cromafiban therapy in clinical trials conducted to date. COR is also conducting preclinical research and development in several other cardiovascular programs.

RESULTS OF OPERATIONS

Three and six months ended June 30, 1999 and 1998

Total contract revenues were $9,007,000 and $16,528,000 for the three and six months ended June 30, 1999 compared to $24,511,000 and $32,923,000 for the corresponding periods in 1998. Copromotion revenues related to the sales of INTEGRILIN by Schering were $7,444,000 and $13,112,000 for the three and six months ended June 30, 1999. No copromotion revenues were recorded during the first six months of 1998. Milestone revenues in the first six months of 1998 included $32,000,000 received from Schering. Development and other contract revenues were $1,563,000 and $3,416,000 for the three and six months ended June 30, 1999 compared to $511,000 and $923,000 for the three and six months ended June 30, 1998. The Company expects contract revenues to continue to fluctuate in the future.

Cost of copromotion revenue was $3,279,000 and $7,196,000 for the three and six months ended June 30, 1999. No cost of copromotion revenue was recorded during the first six months of 1998. Cost of copromotion revenue includes certain manufacturing-related and marketing expenses incurred in connection with the collaboration with Schering.

Research and development expenses were $9,874,000 and $19,858,000 for the three and six months ended June 30, 1999 compared to $8,848,000 and $18,847,000 for the corresponding periods in 1998. The Company expects research and development expenses to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development.

Marketing, general and administrative expenses were $6,110,000 and $12,306,000 for the three and six months ended June 30, 1999 compared to $7,186,000 and $11,882,000 for the corresponding periods in 1998. Marketing, general and administrative expenses were lower in the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to costs associated with the launch of INTEGRILIN in 1998. The Company expects marketing, general and administrative costs to increase over the next several years.

Interest income was $739,000 and $1,596,000 for the three and six months ended June 30, 1999 compared to $1,074,000 and $2,221,000 for the corresponding periods in 1998. Interest expense was $151,000 and $268,000 for the three and six months ended June 30, 1999 compared to $322,000 and $462,000 for the corresponding periods in 1998. The decreases in both interest income and interest expense were primarily due to changes in cash, investment and debt obligation balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company had available cash, cash equivalents and short-term investments of $53,969,000 at June 30, 1999. Cash in excess of immediate requirements is invested according to the Company's investment policy. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company has funded its operations primarily through public equity financings and proceeds from collaboration agreements, including proceeds related to the sales of INTEGRILIN by Schering. Additional funding has come from private equity financings, grant revenues, interest income and property and equipment financings. At June 30, 1999, the Company had approximately $3,021,000 available under an equipment financing facility.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


Net cash used for operating activities and additions to property and equipment was $21,882,000 for the six months ended June 30, 1999, compared to net cash provided by operating activities, offset by additions to property and equipment, of $995,000 for the six months ended June 30, 1998. Net cash provided by operating activities for the six months ended June 30, 1998 included $32,000,000 of milestone revenues received from Schering. The Company anticipates that its expenditures for operating activities and additions to property and equipment will increase in future periods. The timing of these expenditures may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and clinical trials of product candidates in development.

The Company expects its cash requirements will increase in future periods due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, sales, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its operations at least through the end of 2000. However, the Company's capital requirements may change depending on numerous factors, including the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies and the number and nature of the indications the Company pursues in clinical studies. The Company's capital requirements may also change due to the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's future products and the status of competitive products. The Company's capital requirements may also change because of other unanticipated circumstances. In addition, expenditures may depend on the establishment and maintenance of collaboration relationships with other companies, the availability of financing, and other factors. The Company may need to raise substantial additional funds in the future. Such funds may not be available on favorable terms, if at all. If such funds are unavailable, the Company may need to delay or curtail its research and development activities to a significant extent.

YEAR 2000 ISSUE

The Company uses and relies on a wide variety of information technologies, computer systems and scientific equipment containing computer-related components. Some of the Company's older computer software programs and equipment may use two digit fields rather than four digit fields to define the applicable year (i.e., "99" in the computer code refers to the year "1999.") As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after December 31, 1999 to refer to the twentieth century rather than to the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002.") This condition is commonly referred to as the Year 2000 Issue. The Year 2000 Issue could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has developed a strategy to address the potential exposures related to the Year 2000 Issue on its operations for the year 2000 and beyond. A review of key financial, informational and operational systems has been completed. Plans for implementation and testing of any necessary modifications to these key computer systems and equipment to ensure that they are Year 2000 compliant have been completed or in the process of being completed to address computer system and equipment problems as required by December 31, 1999. The Company believes that with these plans and completed modifications, the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, even if these modifications are made in a timely fashion, they still may not prevent a material adverse effect on the Company's business, financial condition or results of operations. If such a material adverse effect were to occur, the magnitude of it cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, although such plans will be developed over the coming quarters if they are deemed necessary.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include corporate partners, suppliers, vendors, financial institutions and governmental entities. These other organizations may not adequately address the Year 2000 Issue and their failure to address the Year 2000 Issue may have a material adverse effect on the Company's business, financial condition or results of operations. The Company has contacted all key third parties to assess their readiness to address the Year 2000 Issue.

The total cost of systems assessments and modifications related to the Year 2000 Issue has been and is being funded through available cash resources and has not been material to date. The Company has been and is expensing these costs as incurred. The Company has identified resources to address the Year 2000 Issue. The aggregate financial impact to the Company of addressing the Year 2000 Issue cannot be known precisely at this time, but it is currently expected to be less than $2,000,000. The actual financial impact may exceed this estimate. The financial impact is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its Annual Meeting of Stockholders on May 25, 1999.

        The stockholders elected the Board's nominees for director by the votes indicated:

        Nominee                              Votes in Favor  Votes Withheld
        -------                              --------------  --------------
        Vaughn M. Kailian                      23,021,754        90,780
        Shaun R. Coughlin                      23,042,654        69,880
        James T. Doluisio                      23,043,404        69,130
        Charles J. Homcy                       23,042,754        69,780
        Jerry T. Jackson                       23,043,404        69,130
        Ernest Mario                           23,043,404        69,130
        Robert R. Momsen                       23,043,504        69,030
        Lloyd Hollingsworth Smith, Jr.         23,041,404        71,130

        The proposal to amend the Company's 1991 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 400,000 shares was approved with 20,840,598 affirmative votes, 1,998,796 negative votes, 61,203 abstentions and 211,937 broker non-votes.

        The proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was approved with 23,039,383 affirmative votes, 59,386 negative votes, 13,765 abstentions and no broker non-votes.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                27.1 Financial Data Schedule

        (b)     Reports

                There were no reports on Form 8-K filed for the three months ended June 30, 1999.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   July 30, 1999

COR THERAPEUTICS, INC.

Signature                                                     Title
---------------------------------       --------------------------------------------------
/s/ VAUGHN M. KAILIAN                   President, Chief Executive Officer and Director
---------------------------------       (Principal Executive Officer)
Vaughn M. Kailian

/s/ LAURA A. BREGE                      Senior Vice President, Finance and Chief Financial
---------------------------------       Officer
Laura A. Brege                          (Principal Financial Officer)

/s/ PETER S. RODDY                      Vice President, Finance
---------------------------------       (Principal Accounting Officer)
Peter S. Roddy