Form 10-Q
period 1999-09-30
COR THERAPEUTICS INC / DE
filed 1999-11-04
CIK 874865

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended September 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from __________to _________.

                         Commission File Number: 0-19290

                                   [COR LOGO]

                                      COR
                             COR THERAPEUTICS, INC.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 3 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                          Common stock $.0001 par value
                                   25,138,982
                        Outstanding at September 30, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                                      INDEX

                                                                                    Page
Section      Contents                                                                No.
-------      --------                                                               ----
PART I       FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements and Notes

             Condensed Balance Sheets - September 30, 1999 and December 31, 1998      3
             Condensed Statements of Operations - for the three and nine months
             ended September 30, 1999 and 1998                                        4
             Condensed Statements of Cash Flows - for the nine months ended
             September 30, 1999 and 1998                                              5
             Notes to Condensed Financial Statements                                  6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                    8

Item 3.      Quantitative and Qualitative Disclosure of Market Risk                  11

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                        11

SIGNATURES                                                                           12

COR(TM) and INTEGRILIN(R) are trademarks of COR THERAPEUTICS, INC.


--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS AND NOTES

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                     September 30,   December 31,
                                                          1999          1998
                                                     -------------   ------------
                                                      (Unaudited)
                                     ASSETS

Current assets:

  Cash and cash equivalents                           $  24,594       $  10,532
  Short-term investments                                 33,747          64,673
  Contract receivables                                    8,782           2,398
  Prepaid copromotion expenses                           26,447          19,236
  Other current assets                                      931             817
                                                      ---------       ---------
    Total current assets                                 94,501          97,656

Property and equipment, net                               5,094           5,437
                                                      ---------       ---------
                                                      $  99,595       $ 103,093
                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                    $   9,390       $   6,268
  Accrued compensation                                    4,790           4,516
  Accrued development costs                               2,093           4,005
  Accrued copromotion costs                               3,578           3,405
  Deferred revenue                                       33,476          23,494
  Other accrued liabilities                               1,180           1,545
  Long-term debt--current portion                         1,040             752
  Capital lease obligations--current portion                653           1,251
                                                      ---------       ---------
    Total current liabilities                            56,200          45,236
Long-term debt--noncurrent portion                        2,936           2,693
Capital lease obligations--noncurrent portion               153             568

Stockholders' equity                                    250,224         243,760
Accumulated deficit                                    (209,918)       (189,164)
                                                      ---------       ---------
Total stockholders' equity                               40,306          54,596
                                                      ---------       ---------
                                                      $  99,595       $ 103,093
                                                      =========       =========

                             See accompanying notes.


--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)

                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
                                                                  -----------------------       -----------------------
                                                                    1999           1998           1999           1998
                                                                  -------        --------       --------       --------
Contract revenues:
    Copromotion revenue                                           $ 9,711        $  1,812       $ 22,823       $  1,812
    Milestone revenue                                              12,000              --         12,000         32,000
    Development and other contract revenue                          1,759           1,040          5,175          1,963
                                                                  -------        --------       --------       --------
         Total contract revenues                                   23,470           2,852         39,998         35,775
                                                                  -------        --------       --------       --------
Expenses:
    Cost of copromotion revenue                                     6,885           4,704         14,081          4,733
    Research and development                                        8,755           9,274         28,613         27,964
    Marketing, general and administrative                           7,651           6,159         19,957         18,169
                                                                  -------        --------       --------       --------
         Total expenses                                            23,291          20,137         62,651         50,866
                                                                  -------        --------       --------       --------
Income (loss) from operations                                         179         (17,285)       (22,653)       (15,091)

Interest income                                                       691           1,126          2,287          3,347
Interest expense                                                     (120)           (116)          (388)          (578)
                                                                  -------        --------       --------       --------
Net income (loss)                                                 $   750        $(16,275)      $(20,754)      $(12,322)
                                                                  =======        ========       ========       ========
Basic net income (loss) per share                                 $  0.03        $  (0.67)      $  (0.84)      $  (0.51)
                                                                  =======        ========       ========       ========
Shares used in computing basic net income (loss) per share         24,970          24,194         24,693         24,056
                                                                  =======        ========       ========       ========
Diluted net income (loss) per share                               $  0.03        $  (0.67)      $  (0.84)      $  (0.51)
                                                                  =======        ========       ========       ========
Shares used in computing diluted net income (loss) per share       26,996          24,194         24,693         24,056
                                                                  =======        ========       ========       ========

                             See accompanying notes.

--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                            (unaudited, in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  -----------------------
                                                                    1999           1998
                                                                  --------       --------
Cash flows used in operating activities:
    Net loss                                                      $(20,754)      $(12,322)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation and amortization                               1,662          2,511
         Amortization of deferred compensation                         771            359
         Changes in assets and liabilities:
             Contract receivables                                   (6,384)        (1,530)
             Prepaid copromotion expenses                           (7,211)        (8,579)
             Other current assets                                     (114)          (549)
             Accounts payable                                        3,122          1,047
             Accrued compensation                                      274            994
             Accrued development costs                              (1,912)        (2,249)
             Accrued copromotion costs                                 173          1,852
             Deferred revenue                                        9,982         14,908
             Other accrued liabilities                                (365)         1,738
                                                                  --------       --------
                 Total adjustments                                      (2)        10,502
                                                                  --------       --------
         Net cash used in operating activities                     (20,756)        (1,820)
                                                                  --------       --------
Cash flows provided by (used in) investing activities:
    Purchases of short-term investments                            (17,735)       (88,287)
    Sales of short-term investments                                 40,427         15,724
    Maturities of short-term investments                             7,961         68,000
    Additions to property and equipment                             (1,319)        (2,598)
                                                                  --------       --------
         Net cash provided by (used in) investing activities        29,334         (7,161)
                                                                  --------       --------
Cash flows provided by (used in)  financing activities:
    Proceeds from long-term debt                                     1,175          1,951
    Principal payments on long-term debt                              (644)          (753)
    Proceeds from capital lease obligations                             --             83
    Principal payments under capital lease obligations              (1,013)        (1,269)
    Issuance of common stock                                         5,966          2,431
                                                                  --------       --------
         Net cash provided by financing activities                   5,484          2,443
                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents                14,062         (6,538)
Cash and cash equivalents at the beginning of the period            10,532         22,209
                                                                  --------       --------
Cash and cash equivalents at the end of the period                $ 24,594       $ 15,671
                                                                  ========       ========

                             See accompanying notes.

--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COR Therapeutics, Inc. ("COR" or the "Company") was incorporated in Delaware on February 4, 1988. COR is dedicated to the discovery, development and marketing of novel therapeutic products to establish new standards of care for the treatment and prevention of acute and chronic cardiovascular diseases.

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

Prepaid copromotion expenses

Prepaid copromotion expenses represent materials on-hand, valued at cost, and deposits with suppliers associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):

                                               September 30,    December 31,
                                                   1999             1998
                                               -------------    ------------
      Deposits and prepayments                    $ 9,363          $10,637
      Bulk materials                               12,733            6,900
      Finished goods                                4,351            1,699
                                                  -------          -------
                                                  $26,447          $19,236
                                                  =======          =======

--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Concentration

The Company and Schering copromote one product, INTEGRILIN, in the United States. The Company has established supply arrangements with two suppliers for the bulk product and with Schering and one other supplier for the filling and final packaging of INTEGRILIN.

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred. Advertising and promotion costs totaled $2,419,000 and $7,930,000 for the three and nine months ended September 30, 1999 compared to $3,646,000 and $6,895,000 for the corresponding periods in 1998.

Comprehensive Income (Loss)

In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income (loss). For the three and nine months ended September 30, 1999 and 1998, unrealized gains or losses were not material and total comprehensive income (loss) approximated net income (loss) in each period.

Segment Information

The Company's business activities include the discovery, development and marketing of novel cardiovascular therapeutic products and have been organized into one operating segment. All of the Company's operating assets are located in the United States. Copromotion, milestone, and development and other contract revenue are derived from operations within the United States. The Company derives royalty revenue from sales of INTEGRILIN made by Schering outside of the United States.

2. EARNINGS PER SHARE

Basic and diluted net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period. Had the Company been in a net income position during the three months ended September 30, 1998 or the nine months ended September 30, 1999 and 1998, diluted earnings per share (EPS) would have included the shares used in the computation of basic net income per share as well as the impact of 703,000, 1,120,000 and 1,240,000 net shares issued upon the exercise of outstanding stock options for those periods, respectively. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 1999 and 1998 (in thousands).

                                                  Three Months                 Nine Months
                                               Ended September 30,         Ended September 30,
                                              ---------------------       -----------------------
                                                1999          1998           1999           1998
                                              -------      --------       --------       --------
Numerator for basic and diluted EPS:
  Net income (loss)                           $   750      $(16,275)      $(20,754)      $(12,322)
                                              -------      --------       --------       --------
Denominator:
  Denominator for basic EPS -
  weighted-average shares                      24,970        24,194         24,693         24,056

  Effect of dilutive securities -
  stock options                                 2,026            --             --             --
                                              -------      --------       --------       --------
  Denominator for diluted EPS - adjusted
  weighted-average shares and assumed
  conversions                                  26,996        24,194         24,693         24,056
                                              =======      ========       ========       ========


--------------------------------------------------------------------------------

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

The Company's business is subject to significant risks including, but not limited to, risks related to the successful sales and marketing, distribution and manufacture of INTEGRILIN, the success of the Company's research and development activities, the length and expense of obtaining regulatory approval and the results of clinical trials. Other significant risks include uncertainty related to the availability of future funding, uncertainty related to third-party reimbursement for the Company's product and/or potential products, and uncertainty related to its collaborative relationships. In addition, the Company's product candidates may be difficult to manufacture on a large scale, uneconomical to market or precluded from commercialization by proprietary rights of other parties. Additional expenses, delays and lost opportunities that may arise out of these and other risks could have a material adverse effect on the Company's business, financial condition and results of operations.

OVERVIEW

Since its inception, the Company has been dedicated to the discovery, development and marketing of novel therapeutic products to establish new standards of care for the treatment and prevention of acute and chronic cardiovascular diseases. The Company has incurred a cumulative net loss of $209,918,000 during the period from inception to September 30, 1999. The Company has funded its operations primarily through public equity financings and proceeds from collaboration research and development agreements.

INTEGRILIN is the first product that COR has taken from discovery to commercialization. Approved by the U.S. Food and Drug Administration (FDA) in May 1998, INTEGRILIN is indicated for the treatment of patients with an acute coronary syndrome and patients who undergo angioplasty procedures. The acute coronary syndrome indication includes patients with unstable angina and non-Q-wave acute myocardial infarction, whether they receive medical treatment or undergo angioplasty. Launched in June 1998 in conjunction with Schering, INTEGRILIN is the only drug in its class that is approved by the FDA for use in both acute coronary syndromes and in angioplasty. COR and Schering co-promote the drug in the United States and share any profits or losses.

In July 1999 Schering announced that the European Union's Commission of the European Communities had granted marketing authorization to INTEGRILIN for the prevention of early myocardial infarction in patients with acute coronary syndrome, including those who are managed medically and/or those who undergo angioplasty. In connection with this approval, Schering paid COR a $12,000,000 milestone payment. European Commission approval results in a single marketing authorization with unified labeling that is immediately valid in all 15 European Union-Member States. Schering markets INTEGRILIN in Europe as an exclusive licensee on a royalty-bearing basis for a period of time. INTEGRILIN has also received regulatory approval in a number of countries outside the European Union and the United States.

Total sales of INTEGRILIN, as reported to COR by Schering, were $17,200,000 and $43,900,000 for the three and nine months ended September 30, 1999. Product sales as reported by Schering for either the three or nine months ended September 30, 1999 are not necessarily indicative of product sales for any future period.

COR and Schering are conducting or have conducted Phase II clinical trials of INTEGRILIN with different thrombolytics in the setting of acute myocardial infarction. COR and Schering also sponsor additional clinical trials of INTEGRILIN in a variety of clinical settings.


--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

The Company's leading product in development, cromafiban, has the potential to help prevent a wide variety of diseases, including acute myocardial infarction, unstable angina, thrombotic stroke and peripheral arterial occlusive disease. Cromafiban is an oral glycoprotein IIb-IIIa ("GP IIb-IIIa") inhibitor that prevents platelet aggregation. In addition to having a high affinity and specificity for GP IIb-IIIa, cromafiban's plasma concentrations have indicated a sufficiently long elimination half-life to allow for once-daily dosing. No food interactions have been observed. Bleeding was the most prevalent complication encountered during cromafiban therapy in clinical trials conducted to date. COR is also conducting preclinical research and development in several other cardiovascular programs.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 1999 and 1998

Total contract revenues, which include copromotion, milestone, and development and other contract revenue, were $23,470,000 and $39,998,000 for the three and nine months ended September 30, 1999 compared to $2,852,000 and $35,775,000 for the corresponding periods in 1998. Copromotion revenue related to the sales of INTEGRILIN by Schering was $9,711,000 and $22,823,000 for the three and nine months ended September 30, 1999 compared to $1,812,000 and $1,812,000 for the corresponding periods in 1998. Milestone revenue for the three months ended September 30, 1999 includes $12,000,000 related to the marketing authorization granted to INTEGRILIN in the European Union for certain indications. Milestone revenue in the first nine months of 1998 included $32,000,000 received from Schering in connection with regulatory approval of INTEGRILIN in the United States. Development and other contract revenue was $1,759,000 and $5,175,000 for the three and nine months ended September 30, 1999 compared to $1,040,000 and $1,963,000 for the corresponding periods in 1998, due to fluctuations in development activities. The Company expects contract revenues to continue to fluctuate in the future.

Cost of copromotion revenue was $6,885,000 and $14,081,000 for the three and nine months ended September 30, 1999 compared to $4,704,000 and $4,733,000 for the corresponding periods in 1998. Cost of copromotion revenue includes certain manufacturing-related and marketing expenses incurred in connection with the copromotion of INTEGRILIN with Schering in the United States.

Research and development expenses were $8,755,000 and $28,613,000 for the three and nine months ended September 30, 1999 compared to $9,274,000 and $27,964,000 for the corresponding periods in 1998. The Company expects research and development expenses to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development.

Marketing, general and administrative expenses were $7,651,000 and $19,957,000 for the three and nine months ended September 30, 1999 compared to $6,159,000 and $18,169,000 for the corresponding periods in 1998. The Company expects marketing, general and administrative costs to increase over the next several years.

Interest income was $691,000 and $2,287,000 for the three and nine months ended September 30, 1999 compared to $1,126,000 and $3,347,000 for the corresponding periods in 1998. Interest expense was $120,000 and $388,000 for the three and nine months ended September 30, 1999 compared to $116,000 and $578,000 for the corresponding periods in 1998. The fluctuations in both interest income and interest expense are due to changes in cash, investment and debt obligation balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company had available cash, cash equivalents and short-term investments of $58,341,000 at September 30, 1999. Cash in excess of immediate requirements is invested according to the Company's investment policy. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company has funded its operations primarily through public equity financings and proceeds from collaboration agreements, including proceeds related to the sales of INTEGRILIN by Schering. Additional funding has come from private equity financings, grant revenues, interest income and property and equipment financings. At September 30, 1999, the Company had approximately $2,825,000 available under an equipment financing facility.


--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Net cash used for operating activities and additions to property and equipment was $22,075,000 for the nine months ended September 30, 1999, compared to $4,418,000 for the corresponding period in 1998. The Company anticipates that its expenditures for operating activities and additions to property and equipment will increase in future periods. The timing of these expenditures may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and clinical trials of product candidates in development.

The Company expects its cash requirements will increase in future periods due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, sales, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its operations at least through the end of 2000. However, the Company's capital requirements may change depending on numerous factors, including the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies and the number and nature of the indications the Company pursues in clinical studies. The Company's capital requirements may also change due to the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's future products and the status of competitive products. In addition, expenditures may depend on the establishment and maintenance of collaboration relationships with other companies, the availability of financing, and other factors. The Company's capital requirements may also change because of other unanticipated circumstances. The Company may need to raise substantial additional funds in the future. Such funds may not be available on favorable terms, if at all. If such funds are unavailable, the Company may need to delay or curtail its research and development activities to a significant extent.

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

The Company has developed a strategy to address the potential exposures related to the Year 2000 Issue on its operations for the year 2000 and beyond. A review of key financial, informational and operational systems has been completed. Plans for implementation and testing of any necessary modifications to these key computer systems and equipment to ensure that they are Year 2000 compliant have been completed or are in the process of being completed to address computer system and equipment problems as required by December 31, 1999. The Company believes that with these plans and completed modifications, the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations. However, even if these modifications are made in a timely fashion, they still may not prevent a material adverse effect on the Company's business, financial condition or results of operations. If such a material adverse effect were to occur, the magnitude of it cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures, although such plans will be developed if they are deemed necessary.


--------------------------------------------------------------------------------

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

The total cost of systems assessments and modifications related to the Year 2000 Issue has been and is being funded through available cash resources and has not been material to date. The Company has been and is expensing these costs as incurred. The Company has identified resources to address the Year 2000 Issue. The aggregate financial impact to the Company of addressing the Year 2000 Issue is currently expected to be less than $500,000. The actual financial impact may exceed this estimate. The financial impact is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

The Company is exposed to interest rate risk on the investments of its excess cash. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, the Company invests in short-term securities and maintains an average maturity of less than two years. Due to the nature of its short-term investments, the Company has concluded that it does not have a material market risk exposure.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               10.1   Key Employee Change in Control Severance Plan
               27.1   Financial Data Schedule

        (b) Reports

            There were no reports on Form 8-K filed for the three months ended September 30, 1999.


--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 1999

COR THERAPEUTICS, INC.

            Signature                                     Title
            ---------                                     -----

/s/ VAUGHN M. KAILIAN                       President, Chief Executive Officer
----------------------------------------    and Director
Vaughn M. Kailian                           (Principal Executive and Financial
                                            Officer)

/s/ PETER S. RODDY                          Vice President, Finance
----------------------------------------    (Principal Accounting Officer)
Peter S. Roddy


--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.1          Key Employee Change in Control Severance Plan
 27.1          Financial Data Schedule