Form 10-K405
period 1999-12-31
COR THERAPEUTICS INC / DE
filed 2000-03-30
CIK 874865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended: December 31, 1999
                                            ----------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2000, the aggregate market value (based upon the closing sales price of such stock as reported in The Nasdaq Stock Market(R) on such date) of the voting stock held by non-affiliates of the Registrant was $2,006,187,000. (Excludes 4,807,187 shares outstanding at March 1, 2000 of the Registrant's Common Stock held by directors, executive officers and holders of more than 5% of the Company's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.)

As of March 1, 2000, the number of outstanding shares of the Registrants' Common Stock was 26,285,267.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Reference                          Document                            Form 10-K
---------                          --------                            ---------
   (1)      Portions of the Registrant's definitive proxy statement    Part III
            with respect to the Registrant's 2000 Annual Meeting of
            Stockholders, to be filed with the Securities and
            Exchange Commission not later than 120 days after the
            close of the Registrant's fiscal year.


================================================================================

                                     PART I

ITEM 1. BUSINESS

Except for the historical information contained in this Report, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the sections entitled "Additional Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." INTEGRILIN(R) (eptifibatide) Injection, COR Therapeutics(R), and COR(R) are registered trademarks of COR Therapeutics, Inc.

GENERAL

COR Therapeutics, Inc. was incorporated in Delaware on February 4, 1988. COR Therapeutics, Inc. is sometimes referred to in this Report as COR, COR Therapeutics, we or us. We are dedicated to the discovery, development and commercialization of novel pharmaceutical products to establish new standards of care for the treatment and prevention of severe cardiovascular diseases. Our complementary research and development programs seek to address critical needs in cardiovascular diseases, including unstable angina, acute myocardial infarction, venous thrombosis and restenosis. In addition to INTEGRILIN, we have developed a portfolio of cardiovascular product candidates and programs by combining our expertise with advanced drug discovery techniques.

INTEGRILIN is the first product that COR has taken from discovery to commercialization. Approved by the U.S. Food and Drug Administration ("FDA") in May 1998, INTEGRILIN is indicated for the treatment of patients with an acute coronary syndrome and patients who undergo angioplasty procedures. The acute coronary syndrome indication includes patients with unstable angina and non-Q-wave myocardial infarction, whether they receive medical treatment or undergo angioplasty.

Schering-Plough Ltd. and Schering Corporation are our worldwide partners for INTEGRILIN. Sometimes we refer to Schering-Plough Ltd. and Schering Corporation in this Report as Schering. COR and Schering co-promote INTEGRILIN in the United States and share any profits or losses. Outside of the United States, Schering markets INTEGRILIN as our exclusive licensee on a royalty-bearing basis.

With Schering, we have conducted or are conducting Phase II clinical trials of INTEGRILIN with different fibrinolytics in the setting of acute myocardial infarction. Along with Schering, we also sponsor additional clinical trials of INTEGRILIN in a variety of clinical settings.

In addition to our commercial activities, we continue to pursue a wide array of research and development programs. Our next potential product is an oral glycoprotein IIb-IIIa inhibitor to prevent platelet aggregation. Sometimes we refer to glycoprotein IIb-IIIa as GP IIb-IIIa in this Report. We are also conducting preclinical research and development in several other cardiovascular programs.

STRATEGY

- Maximize the Revenue Potential of INTEGRILIN(R) (eptifibatide) Injection. We are focused on growing sales of INTEGRILIN, which is the only drug approved for use in both acute coronary syndromes and angioplasty procedures. Our goal is for INTEGRILIN to be standard therapy for acute cardiovascular disease. Accordingly, we are educating the medical community to use INTEGRILIN early in the treatment process. We are also pursuing approvals for additional indications of the drug.

- Focus on Cardiovascular Disease. We believe that by combining our clinical expertise, extensive knowledge of the molecular and cellular biology of cardiovascular disease and advanced drug discovery techniques, we can continue to develop new therapeutics to address large, unmet market opportunities for both chronic and acute cardiovascular diseases. Our research and development efforts are focused on developing and commercializing drugs that meet these needs. We focus our marketing and sales efforts on health care providers that treat cardiovascular disease.

- Continue to Build Relationships with Leading Physicians and Scientists. We conduct clinical trials at premier academic and clinical centers under the supervision of many of the world's leading cardiologists. We build strong relationships with prominent scientists and clinical cardiologists by sponsoring and conducting research and providing for increased exposure of our product and product candidates in the medical community through clinical and research publications and educational initiatives, including seminars and conferences.

- Maximize Value of Strategic Relationships. We develop relationships and strategic collaborations with pharmaceutical and biotechnology companies. Our goal is to work with companies who can enhance our scientific expertise and technology, sales and marketing capabilities and financial position.

THERAPEUTIC OPPORTUNITIES IN CARDIOVASCULAR DISEASE

Despite decades of extensive research and development and significant advances in its treatment, cardiovascular disease remains the leading cause of death in the United States. Approximately one million people die each year from heart attacks, strokes and related diseases. As the number of elderly people in the population increases, the number of deaths attributable to these diseases continues to climb. We focus our research and development efforts on agents that have the potential to prevent and/or treat these diseases. Our complementary research and development programs seek to address critical needs in cardiovascular diseases, including unstable angina, acute myocardial infarction, venous thrombosis and restenosis.

In arterial thrombosis, an aggregation of platelets (a thrombus, essentially a plug) forms on the lining of an injured artery. The thrombus occludes the artery and thereby impairs its ability to supply oxygen to the heart, brain and other organs. In the heart, disorders from arterial thrombosis range from prolonged episodes of severe chest pain (including unstable angina) to heart attack (acute myocardial infarction) to sudden death. In the brain, disorders range from a temporary reduction in oxygen supply (transient ischemic attacks) to stroke. Each year, approximately six million people suffer from severe chest pain, one million from heart attack and 600,000 from stroke.

In venous thrombosis, disorders are generally related to a thrombus breaking off from the lining of an injured artery or vein. The thrombus may travel to the lungs and cause a pulmonary embolism, a serious disorder in which blood supply is blocked and lung tissue is killed. Each year, over 270,000 patients are diagnosed with venous thrombosis. Approximately 50,000 patients die annually from pulmonary embolisms.

In restenosis, an artery significantly re-narrows following an angioplasty procedure, usually within six months. Approximately 500,000 patients undergo angioplasties each year and up to 40% suffer from restenosis. New treatments or devices such as stents help reduce restenosis in angioplasty. However, stenting itself can be complicated by restenosis, particularly in smaller vessels. Restenosis therefore remains a threat whether or not stents are used.

INTEGRILIN(R) (EPTIFIBATIDE) INJECTION

INTEGRILIN is a small synthetic peptide that blocks the platelet receptor GP IIb-IIIa to inhibit platelet aggregation. By blocking GP IIb-IIIa, INTEGRILIN helps prevent thrombus formations from fully occluding coronary arteries, a situation that can lead to heart attack or death in patients with acute coronary syndromes or patients undergoing percutaneous coronary intervention. Importantly, the effects of INTEGRILIN are specific to platelets, thereby avoiding interference with other normal cardiovascular processes. Additionally, certain effects of INTEGRILIN can be reversed once therapy with INTEGRILIN is discontinued. Well over one million people in the United States annually are candidates for INTEGRILIN therapy.

INTEGRILIN has the broadest range of indications among GP IIb-IIIa inhibitors approved for marketing in the United States. INTEGRILIN can be administered at the time of diagnosis in the emergency department to patients with acute coronary syndromes regardless of whether they are medically managed or ultimately undergo percutaneous coronary intervention on INTEGRILIN therapy. INTEGRILIN can be administered to patients prior to (but not during) coronary artery bypass grafting surgery. Additionally, INTEGRILIN can also be administered at the time of percutaneous coronary intervention to patients who undergo elective, emergency or urgent percutaneous coronary intervention.

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

A competing product, abciximab, is used primarily in the catheterization laboratory setting in patients undergoing percutaneous coronary intervention. Another competing product, tirofiban, is used primarily in the setting of acute coronary syndromes. See "Competition."

INTEGRILIN was studied in two randomized, double-blind, placebo-controlled Phase III clinical trials: the PURSUIT trial and the IMPACT II trial. PURSUIT was the largest clinical study ever conducted of patients with unstable angina and non-Q-wave myocardial infarction and the largest study ever conducted with a GP IIb-IIIa inhibitor. PURSUIT's results were published in August 1998 in The New England Journal of Medicine.

The ESPRIT study of INTEGRILIN was a randomized, double-blind, placebo-controlled trial, originally planned for 2,400 patients undergoing non-urgent percutaneous coronary intervention involving placement of a stent. In March 2000, we and Schering announced that INTEGRILIN significantly reduced the combined incidence of death, heart attack, need for urgent repeat intervention, or the need for thrombotic bail-out therapy from 10.5 percent with placebo to
6.6 percent (P = 0.0015) over the 48 hours following non-urgent balloon angioplasty combined with intracoronary stenting. This was the primary endpoint of the ESPRIT study. In February 2000, an independent Data Safety Monitoring Committee determined that enrollment in the study should be stopped early in the ESPRIT study after an interim analysis of 1,758 patients revealed a highly statistically significant reduction in death or heart attack combined at 48 hours with INTEGRILIN relative to placebo. Additional results of the ESPRIT study of INTEGRILIN were presented in March 2000 at the 49th Scientific Sessions of the American College of Cardiology in Anaheim, California.

Our marketing strategy for INTEGRILIN is to encourage early use of INTEGRILIN in patients with acute coronary syndromes and in patients undergoing percutaneous coronary intervention. We believe that INTEGRILIN sales will continue to increase as early usage becomes more common and as the number of hospitals stocking INTEGRILIN increases.

With Schering, we have each established cardiovascular sales forces to educate the medical community about GP IIb-IIIa therapy and to market the use of INTEGRILIN in such therapy. We focus our selling efforts for INTEGRILIN on clinical cardiologists, interventional cardiologists and emergency medicine physicians. We also focus on hospital pharmacy directors, formulary committee members, hospital administrators and nurses, all of whom might affect purchasing decisions.

With Schering, we are conducting or have conducted Phase II clinical trials of INTEGRILIN(R) (eptifibatide) Injection with different fibrinolytics in the setting of acute myocardial infarction. Along with Schering, we also sponsor additional clinical trials of INTEGRILIN in a variety of clinical settings.

RESEARCH AND DEVELOPMENT PROGRAMS

Pipeline

The following table summarizes information about our primary research and development programs. For further information, see the more detailed descriptions of these programs elsewhere in this Report.

Potential Product/Program                  Indication                         Status
---------------------------------------    --------------------------------   ------------------------
Oral GP IIb-IIIa Inhibitor (cromafiban)    Acute coronary syndromes, stroke   Phase II clinical trials
Factor Xa inhibitor                        Venous and arterial thrombosis,    Preclinical
                                           atrial fibrillation
Growth factor inhibitor                    Restenosis, cancer,                Preclinical
                                           fibroinflammatory disease
Platelet ADP receptor                      Acute coronary syndromes,          Research
                                           restenosis, stroke prevention
Myocardial signal transduction             Congestive heart failure           Research
Integrin signal transduction               Thrombosis, inflammation,          Research
                                           atherosclerosis, tumor
                                           metastasis
Non-cardiovascular programs                Inflammatory and autoimmune        Research
                                           diseases, certain malignancies

Oral GP IIb-IIIa Inhibitor Product Candidate

Current therapies aimed at preventing arterial thrombosis either do not address the underlying cause of thrombosis (namely, platelet aggregation) and/or are severely limited in their ability to fight thrombosis. Agents such as beta blockers, calcium antagonists, warfarin sodium and nitrates all inhibit platelet aggregation, but through secondary processes and only under the careful supervision of a monitoring physician. On the other hand, agents such as aspirin, ticlopidine and clopidogrel do not require much supervision, but are relatively weak inhibitors of platelet aggregation. Since the platelet receptor GP IIb-IIIa acts as the final common pathway for platelet aggregation, we believe that its inhibition offers the most effective means to prevent thrombosis.

Oral GP IIb-IIIa inhibitors could represent a new class of drugs for patients with a history of acute coronary syndromes or cerebrovascular accidents. Over six million people in the United States have a history of heart attack, stroke or transient ischemic attack. Oral GP IIb-IIIa inhibitors may prove useful in helping to prevent these catastrophic events.

We have developed an oral GP IIb-IIIa inhibitor, called cromafiban, to prevent platelet aggregation. Results to date of Phase I and initial Phase II studies for cromafiban show that it has high affinity and specificity for GP IIb-IIIa. Inhibition of platelet aggregation by cromafiban has been shown to be dose- and concentration-dependent. Plasma concentrations have indicated a sufficiently long elimination half-life to allow for once-daily dosing with a low peak-to-trough ratio. No food interactions have been observed. Minor bleeding has been the most prevalent complication encountered during cromafiban therapy in clinical trials.

Factor Xa Inhibitor Program

We have identified the factor Xa/prothrombinase complex as a target for small molecule inhibitors. The factor Xa/prothrombinase complex catalyzes the conversion of prothrombin to thrombin. We believe that the inhibition of this conversion offers the possibility for a safer and potentially more efficacious approach to arterial and venous thrombosis than is presently available with agents that inhibit both thrombin generation and thrombin activity (e.g., heparin and low molecular weight heparin). Our scientists have discovered multiple chemical classes of novel small molecule factor Xa inhibitors with high potency and specificity that have been shown to block both arterial and venous thrombosis in various animal models. We are currently conducting preclinical studies of lead compounds that can be administered orally. We believe that the development of inhibitors in this class may offer significant clinical advantages over presently available agents such as heparin, low molecular weight heparin or warfarin sodium.

Growth Factor Inhibitor Program

Our growth factor inhibitor program is directed toward the discovery of protein and small molecule inhibitors of certain growth factor receptors in the tyrosine kinase family. These inhibitors have the potential to reduce restenosis following coronary intervention. Certain cancers may also depend upon platelet derived growth factor for growth. Therefore, growth factor receptor inhibition may also have therapeutic potential in these cancers. We have been pursuing this program in collaboration with Kyowa Hakko Kogyo Co., Ltd. In November 1999 the research term of this collaboration expired in accordance with the terms of our agreement with Kyowa Hakko. COR plans to continue this research program. See "Collaboration Agreements -- Collaboration Agreement with Kyowa Hakko Kogyo Co., Ltd."

Platelet ADP Receptor Program

Our platelet ADP receptor program is directed toward the discovery of agents for the treatment of arterial thrombosis as well as stroke. ADP receptors on the surface of platelets play a key role in promoting platelet activation and aggregation. We have identified competitive antagonists that we believe will be better than presently available agents, such as ticlopidine and clopidogrel.

Myocardial Signal Transduction Program

Our myocardial signal transduction program is directed toward the discovery of agents for the treatment and prevention of congestive heart failure. We focus our efforts on particular molecular targets in a specific signaling pathway as a site for intervention. This program may also have application in the treatment of myocardial ischemia.

Integrin Signal Transduction Program

Our integrin signal transduction program is directed toward the discovery of agents that are useful for the treatment or prevention of a wide variety of disorders including thrombosis, inflammation, atherosclerosis and tumor metastasis. Integrins play a key role in modulating not only cell migration and shape but also growth and differentiation. We are conducting this effort in collaboration with investigators at the Scripps Research Foundation.

Non-cardiovascular Research Applications

Our research has resulted in the identification of compounds with potential non-cardiovascular applications. We believe certain of our growth factor inhibitors may have applications in treating certain other disorders that involve cell proliferation, such as cancer, angiogenesis and chronic renal failure. We have identified other compounds with potential applications in the areas of wound healing, tumor metastasis and osteoporosis. We intend to pursue such opportunities and seek collaboration partners to develop and commercialize any potential product opportunities where appropriate.

DRUG DISCOVERY AND DEVELOPMENT CAPABILITIES

To achieve our drug discovery and development objectives, we have established advanced capabilities in several key technology areas.

Cardiovascular Biology

Our scientists and advisors have contributed to certain key advances in the scientific understanding of thrombosis, restenosis and heart failure. We have applied their expertise in our choice of specific disease targets and in the creation of our drug discovery strategies. Our major focus has been on thrombosis, the process underlying the syndromes of acute myocardial infarction, unstable angina and restenosis, as well as the process of vascular smooth muscle cell proliferation following percutaneous coronary intervention or other vascular interventional procedures. Our scientists have targeted several of the potential mechanisms that regulate intravascular thrombosis or restenosis, including the platelet, the coagulation factor cascade and the vascular wall. Our approach has been to understand the pathophysiology of the disease process itself and then to identify and characterize molecular targets for which a potential product might have a positive therapeutic impact.

High-Throughput Screening

We have applied our biological expertise to develop a variety of novel assays suitable for high-throughput screening. For each high-throughput screening assay, we have also developed numerous secondary assays for confirming in vitro activity and specificity. Our screening library consists of compounds either developed internally or purchased from commercial or academic groups. We use computer-based algorithms to model molecular diversity in order to maximize the overall diversity of our compound library. We are currently conducting high-throughput screening using multiple proprietary assays against our molecular targets.

Medicinal Chemistry

We have established capabilities to synthesize small organic molecules. These capabilities use both structure-based design principles and traditional analog synthetic approaches applied to small molecules discovered through the screening of organic molecules in our proprietary assays. We also have a combinatorial chemistry program. Using structure-based design approaches, we believe we have developed particular expertise in developing small molecule organic compounds that mimic the activity of peptide leads. This capability enables us to more effectively generate compounds with appropriate pharmaceutical properties, such as oral bioavailability and a prolonged half-life.

Functional Genomics

Our functional genomics program is directed toward the discovery and validation of novel targets in vascular diseases. These efforts include genomic approaches aimed at identifying novel genes expressed in platelets and cells of the vascular wall that are playing critical roles in the pathogenesis of cardiovascular disease. These efforts are being carried out in collaboration with outside researchers.

Animal Model Studies

We have established an important internal capability in the development of animal models. We use a variety of animal models that are relevant in predicting responses to our disease targets in humans, including proprietary models developed internally. In addition, we work closely with outside consultants and laboratories in other areas, such as the development of knock-out and transgenic models and the evaluation of compounds in primate models. Using internal and external capabilities, we can rapidly evaluate compounds with therapeutic potential in multiple complementary models.

Product Development Capabilities

We have established product development capabilities in analytical development, drug metabolism and pharmacokinetics, which allow us to evaluate the pharmaceutical properties of compounds with therapeutic potential. We also have established formulation development capabilities in collaboration with outside consultants and contract manufacturers. Our capabilities extend to pharmacokinetic analysis for ongoing clinical trials for INTEGRILIN(R) (eptifibatide) Injection and other products and product candidates.

RESEARCH AND DEVELOPMENT EXPENSES

In 1999, 1998 and 1997, our research and development expenses were $36,563,000, $39,915,000, and $47,831,000 respectively. For further information about our research and development expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING AND SALES STRATEGY

Our overall marketing strategy is to market any products for which we obtain approval either directly or through co-promotion arrangements or other licensing arrangements with pharmaceutical or biotechnology companies. We target products under development toward both the acute care and the chronic care markets. We intend to retain selected North American and international marketing rights for products, where appropriate.

We have not developed a specific commercialization plan with respect to our potential products. Implementation will depend in large part on the market potential of any product candidates, as well as on our financial resources. We may establish co-promotion, corporate partner or other arrangements for the marketing and sale of certain products and in certain geographic markets. We may not be successful in establishing such arrangements and/or these arrangements may not result in the successful marketing and sales of any of our products or product candidates.

Sales of INTEGRILIN and potential products may depend heavily upon the availability of reimbursement from third-party payers, such as government and private insurance plans. We meet with administrators of these plans to discuss the potential medical benefits and cost-effectiveness of our products. We believe this approach may assist in obtaining reimbursement authorization for our products from these third-party payers. See "Additional Risk Factors."

COMPETITION

Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and competition is intense and expected to increase. Our most significant competitors are major pharmaceutical companies and established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Emerging pharmaceutical and biotechnology companies may also prove to be significant competitors, particularly through collaboration arrangements with large pharmaceutical companies. Many of these competitors have cardiovascular products approved or in development and operate large, well-funded cardiovascular research and development programs. Furthermore, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection and establish collaboration arrangements for product and clinical development and marketing in the cardiovascular disease field and other areas being targeted by us. In addition, these companies and institutions compete with us in recruiting and retaining highly qualified scientific, sales, and management personnel.

We are aware of products in research or development by our competitors that address all of the diseases and disorders being targeted by us. Any of these products may compete with potential products being developed by us, depending upon the pharmacological characteristics of each product. Competition is based primarily on product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

In particular, some of our competitors have programs specifically designed to develop both parenteral and oral GP IIb-IIIa inhibitors. Two other parenteral GP IIb-IIIa inhibitors have received regulatory approval in the United States and Europe and are currently being marketed and sold: abciximab, which is being developed by Johnson & Johnson and marketed by Johnson & Johnson and Eli Lilly & Co.; and tirofiban, which is being developed and marketed by Merck & Co., Inc. Pharmaceutical companies are also developing orally available GP IIb-IIIa inhibitors with agents at various stages of development. We believe these orally administered compounds are not likely to represent direct competition for parenteral products because they are being designed for chronic therapies, are expected to be dosed to have a lesser anti-platelet effect than parenteral products and are designed to have a long biological half-life. Competitors might succeed in developing products or technologies that are more effective than those being developed by us. These products or technologies might render our technology obsolete or noncompetitive.

Any product which we succeed in developing and for which we gain regulatory approval must then compete for market acceptance and market share. For certain of our potential products, important competitive factors will be the pricing and timing of market introduction of competitive products. Accordingly, important competitive factors will be the relative speed with which companies can develop products, complete the clinical testing and approval processes and supply commercial quantities of the product to the market. With respect to clinical testing, competition may also delay progress by limiting the number of clinical investigators and patients available to test our potential products.

COLLABORATION AGREEMENTS

We evaluate, on an ongoing basis, potential collaborations where such relationships may complement and expand our research, development, sales or marketing capabilities. We are currently engaged in a number of collaborations with other companies, consultants, universities and medical centers.

Collaboration Agreement with Schering-Plough Ltd. and Schering Corporation

In April 1995, we entered into a collaboration agreement with Schering to jointly develop and commercialize INTEGRILIN(R) (eptifibatide) Injection on a worldwide basis. In December 1998 and November 1999, we amended our agreement with Schering. The November 1999 amendment extended the period in which Schering has exclusive rights to market INTEGRILIN in Europe, added a period of marketing exclusivity for Schering in Canada, and increased the royalty opportunities payable to us during the period of Schering's exclusivity. Under this agreement, decisions regarding the ongoing development and marketing of INTEGRILIN are generally subject to the oversight of a joint steering committee with equal membership from Schering and ourselves, although certain development decisions are allocated specifically to us and in those markets where Schering has exclusive marketing rights, Schering has decision-making authority with respect to marketing issues.

With Schering, we co-promote INTEGRILIN in the United States and share any profits or losses. Schering is responsible for the distribution of the final product from manufacturers to wholesalers. Outside of the United States, Schering markets INTEGRILIN as our exclusive licensee on a royalty-bearing basis. We have the right in the future to co-promote the product in Europe and Canada and share any profits or losses. In the United States, the exact profit-sharing ratio between the companies depends on the amount of sales effort contributed by each company. Schering participates in and shares the costs of continuing development of INTEGRILIN. Under the terms of the agreement, both Schering and we have certain rights to terminate for breach.

We recognized the following revenues under our agreements with Schering in 1999, 1998 and 1997 (in thousands):

                                                  1999        1998        1997
                                                 -------     -------     -------
Copromotion revenue                              $34,132     $ 3,933     $    --
Milestone revenue                                 12,000      32,000       8,000
Development and other contract revenue            10,526       5,730      11,290
                                                 -------     -------     -------
                                                 $56,658     $41,663     $19,290
                                                 =======     =======     =======

Schering has agreed to pay additional milestones to us if specified development milestones are achieved. If Schering were to breach or terminate its agreement with us, fail to pay its share of collaborative costs, or otherwise fail to conduct its collaborative activities in a timely manner, we would be required to devote substantial additional resources to the continued development and promotion of INTEGRILIN(R) (eptifibatide) Injection or seek to obtain capabilities or funding through alternative sources, which would result in a significant delay of these activities.

Collaboration Agreement with Kyowa Hakko Kogyo Co., Ltd.

In November 1992, we entered into a collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. focused on the discovery and development of small molecule pharmaceuticals, primarily for the prevention of restenosis following angioplasty. The research term of our collaboration expired in November 1999 in accordance with the terms of that agreement. COR plans to continue this research program. We and Kyowa Hakko both have specific development and marketing rights for any products resulting from the collaboration. In addition, under the terms of the agreement, Kyowa Hakko has certain rights to supply bulk material for the manufacture of any products resulting from the collaboration, and we have agreed to purchase our requirements for such material from Kyowa Hakko.

MANUFACTURING AND PROCESS DEVELOPMENT

We have no manufacturing facilities for either the commercial production of bulk active drug substances or the manufacture of final dosage forms. We are dependent on contract manufacturers or collaboration partners for the commercial production of INTEGRILIN and the production of any potential products or compounds for preclinical research and clinical trial purposes, and we expect to be dependent on such manufacturers or collaboration partners for the foreseeable future. We have conducted manufacturing testing programs required to obtain FDA and other regulatory approvals for the manufacture of drug substances and drug products. However, we have no experience manufacturing pharmaceutical or other commercial products.

We believe our contracted supply of INTEGRILIN is sufficient to meet current market demand. We work with our vendors on capacity forecasts to assure that there is an adequate supply of the drug, including raw materials, in the future. We have established supply arrangements with two suppliers for the bulk product. We have established long-term supply arrangements with another two suppliers for the filling and final packaging of INTEGRILIN. Our manufacturing plans include the addition of capacity with our existing suppliers however, we may need expanded capacity to meet additional market demand. If this were to occur, we may not be able to expand capacity in a timely manner or at all.

Our dependence upon third parties for the manufacture of our potential products may adversely affect our profit margins, if any, and our ability to develop and manufacture products on a timely and competitive basis. In connection with the commercialization of our existing and potential products, our strategy is to establish multiple third-party manufacturing sources on commercially reasonable terms. We may not be able to establish such sources on commercially reasonable terms. Even if such sources are established, they may not continue to be available to us on commercially reasonable terms. In the event that we are unable to obtain contract manufacturing or obtain such manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned.

We believe that material that has been produced by contract manufacturers has been done in conformity with applicable regulatory requirements. We have established a quality assurance/control program to ensure that our compounds are manufactured in accordance with Current Good Manufacturing Practices, the requirements of the California State Food and Drug Administration and other applicable regulations. Any contract manufacturers that we may use must adhere to Current Good Manufacturing Practices. The FDA or other regulatory agencies may not approve the processes or the facilities that may be used for the manufacture of any of our potential products. In addition, if the facilities cannot pass regular post-approval FDA inspections, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary and other sanctions could be applied, which would have a material adverse affect on our business, financial condition and results of operations. See "Government Regulation."

We believe that all of our existing compounds can be produced using established manufacturing methods, including cell culture, fermentation or traditional pharmaceutical synthesis. The manufacture of our compounds is based in part on technology that we believe to be proprietary. Contract manufacturers may utilize their own technology, our technology or that of third parties. Successful technology transfer is needed to ensure success with potential secondary suppliers. Such manufacturers may not abide by the limitations or confidentiality restrictions in licenses with us. In addition, any such manufacturer may develop process technology related to the manufacture of our compounds that such supplier owns either independently or jointly with us. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have our products manufactured. Any such license may not be available on terms acceptable to us, if at all.

For our product candidates in development, we expect that we will need to improve or modify our existing process technologies and manufacturing capabilities. We cannot quantify the time or expense that may ultimately be required to improve or modify our existing process technologies, but it is possible that such time or expense could be substantial. Moreover, we may not be able to implement any of these improvements or modifications successfully.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

Patents

Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We plan to prosecute and defend our patent applications aggressively, including any patents that may issue, as well as our proprietary technology.

Our success will depend in part on our ability to obtain and maintain patent protection for our product, INTEGRILIN(R) (eptifibatide) Injection, and our product candidates in development, both in the United States and in other countries. We have patents or have filed applications for patents covering many of our product candidates, processes, various aspects of our platelet aggregation inhibitor, growth factor receptor and venous thrombosis programs, as well as other programs. Many of the patents or applications include composition of matter claims relating to a number of our compounds. Also, we have exclusively licensed a number of related patent applications with respect to certain of our product candidates. The patent positions of pharmaceutical and biotechnology firms, including ourselves, are often uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of our applications will result in the issuance of patents or whether any of our issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may need to participate in interference proceedings declared by the U.S. Patent and Trademark Office or, with respect to foreign patents and patent applications, other proceedings to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us.

The development of therapeutic products for cardiovascular applications is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications are competitive with our applications or conflict in certain respects with claims made under applications that cover one or more of our programs. Such conflict could result in a significant reduction of the coverage of our patents, if issued, which could materially adversely affect our prospects. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, we may not be able to obtain licenses to these patents at a reasonable cost or develop or obtain alternative technology.

In October 1997, a patent opposition was filed in Europe by another company against the claims of a patent granted to us in Europe covering broad, generic claims for INTEGRILIN(R) (eptifibatide) Injection, as well as numerous related compounds that are not part of our core technology. The opposition asserts that all claims of the patent are unpatentable. We intend to continue to vigorously defend our patent. However, this patent opposition may result in an unfavorable outcome.

Trade Secrets

We rely upon trade secret protection for our confidential and proprietary information. Other parties may independently develop substantially equivalent proprietary information and techniques, otherwise gain access to our trade secrets or disclose our trade secrets or such substantially equivalent technology. In addition, we may not be able to meaningfully protect our trade secrets.

Licensed Technology

We have obtained licenses from certain universities, companies and research institutions to technologies, processes and compounds that we believe may be important to the development of our products. These agreements require us to pay license maintenance fees and, upon commercial introduction of certain products, to pay royalties. These include exclusive license agreements with the Regents of the University of California that may be cancelled or converted to non-exclusive licenses if specified milestones are not achieved. These licenses may not provide effective protection against our competitors.

Confidentiality Agreements

We require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual while in our employment shall be our exclusive property. These agreements may not provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

The production and marketing of INTEGRILIN and our ongoing research and development of product candidates and other activities are subject to extensive regulation by numerous government authorities in the United States and other countries. The U.S. Food, Drug and Cosmetic Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of drug products. Satisfaction of such regulatory requirements typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. For our currently marketed product, INTEGRILIN, and for potential products in development, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, warning letters, recall of product, suspension of production and/or distribution and possible civil and criminal sanctions.

The FDA's policies may change and additional governmental regulations may be promulgated which could prevent or delay regulatory approval of our potential products. We are unable to predict the likelihood of adverse governmental regulation that might arise from future legislation or administrative action, either in the United States or abroad. Furthermore, we may encounter problems in clinical trials that will cause us or the FDA to delay or suspend clinical trials. We may not be granted approval for potential products. Additionally, we may not have sufficient resources to carry potential products through the regulatory approval process.

Clinical Testing

Our potential products must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the U.S. Food, Drug and Cosmetic Act. Preclinical studies must be conducted in compliance with Good Laboratory Practices regulations. Clinical testing must meet requirements for Institutional Review Board oversight and informed consent, as well as FDA prior review, oversight and Good Clinical Practice regulations. Generally, clinical trials involve three phases and are subject to detailed protocols, which must be reviewed by the FDA. The FDA or we may suspend clinical trials at any time if either believes that the subjects participating in such trials are being exposed to unacceptable health risks.

Data obtained from preclinical testing and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. We may not obtain regulatory approval for any of our potential products. If the FDA grants regulatory approval, such approval will be limited to those specific segments of the population for which the product is effective, as demonstrated through clinical trials. Approval may entail ongoing requirements for post-marketing studies. Product candidates developed by us alone or in conjunction with others may not be proven to be safe and efficacious in clinical trials or may not meet all of the applicable regulatory requirements needed to receive or maintain marketing approval.

Other Regulation

Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer's quality control and manufacturing procedures (either our own or a third-party manufacturer's) conform to Current Good Manufacturing Practices, which must be followed at all times. In complying with Current Good Manufacturing Practices regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with specifications and production, record keeping, quality control, reporting and other requirements. See also "Manufacturing and Process Development."

Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, centralized procedures are available to companies wishing to market a product in more than one European Union member state. If the regulatory authorities are satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks and potential delays associated with FDA approval set forth above.

We must also comply with other applicable federal, state and local laws and regulations, such as the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substances Control Act, national restrictions on technology transfer, regulations for the protection of human subjects in clinical studies and for animal welfare in preclinical studies and import, export and customs regulation. From time to time Congressional Committees and federal agencies have indicated an interest in implementing further regulation of biotechnology and its applications.

INSURANCE

We have significant and unpredictable risks of product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. Such risks will exist even with respect to any products that receive regulatory approval for commercial sale. Our insurance coverage for these risks may not be sufficient to satisfy any liability that may arise. Additionally, adequate insurance coverage may not be available in the future at an acceptable cost, if at all. A product liability claim may adversely affect our business, financial condition, and results of operations.

EMPLOYEES

As of March 1, 2000, we had 320 full-time employees, of whom 151 were in research and development, 121 were in sales and marketing, and 48 were in general and administrative functions. Our sales force is located throughout the United States. All other employees are located at our facility in South San Francisco, California.

None of our employees is represented by a collective bargaining agreement. We consider our employee relations to be good. Our policy is to enter into confidentiality agreements with our employees and consultants. See "Patents, Propriety Rights and Licenses - Confidentiality Agreements".

                             ADDITIONAL RISK FACTORS

Stockholders, potential investors in shares of our stock and holders of our convertible subordinated notes should carefully consider the following risk factors, in addition to other information in this Report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of COR. We are relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of COR are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Report.

FUTURE REVENUES FROM INTEGRILIN(R) (EPTIFIBATIDE) INJECTION MAY BE LESS THAN EXPECTED.

Our prospects are highly dependent upon increasing the sales of our only commercial product, INTEGRILIN. Our revenues to date have consisted largely of contract revenue from development and milestone payments and co-promotion revenue from product sales by Schering of INTEGRILIN. If sales of INTEGRILIN fail to increase, it would have a material adverse effect on our business, financial condition, and results of operations.

A number of factors may affect the rate and breadth of market acceptance of INTEGRILIN, including:

        - The perception by physicians and other members of the health care community on the safety and efficacy of INTEGRILIN

        -  Acceptance of INTEGRILIN outside the United States

        -  Our dependence upon Schering's commitment to market and sell
           INTEGRILIN

        - The price of INTEGRILIN relative to other drugs or competing treatment modalities

        -  The availability of third-party reimbursement

        - The effectiveness of our sales and marketing efforts with Schering-Plough

        - The need to increase usage of INTEGRILIN throughout the treatment process

        - Side effects or unfavorable publicity concerning INTEGRILIN or other drugs in its class

WE HAVE A HISTORY OF OPERATING LOSSES AND ARE UNCERTAIN OF FUTURE PROFITABILITY.

Historically, our expenses have exceeded revenues. We incur significant expenses in developing, training, maintaining, and managing our sales organization. The cost of maintaining our sales force may exceed INTEGRILIN product revenues, and our direct marketing and sales efforts may not be successful. We had an accumulated deficit as of December 31, 1999, of approximately $215,000,000. These losses may increase as we expand our commercialization and research and development activities, and such losses may fluctuate significantly from quarter to quarter. We may not sustain or increase our contract revenues derived from product sales or achieve profitable operations.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE CARDIOVASCULAR DISEASE MARKET.

Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and competition is intense and expected to increase. Our most significant competitors are major pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. The two products that compete with INTEGRILIN are abciximab, which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly, & Co., and tirofiban, which is produced and sold by Merck & Co., Inc. Emerging pharmaceutical and biotechnology companies may also prove to be significant competitors, particularly through collaboration arrangements with large pharmaceutical companies. Many of these competitors have cardiovascular products approved or in development, and operate large, well-funded cardiovascular research and development programs. We must also compete with academic institutions, governmental agencies, and other public and private research organizations that conduct research in the cardiovascular field, seek patent protection for their discoveries and establish collaboration arrangements for product and clinical development and marketing.

IF OUR COLLABORATION RELATIONSHIPS ARE NOT SUCCESSFUL, WE MAY NOT BE ABLE TO EFFECTIVELY DEVELOP AND MARKET OUR PRODUCTS.

We are currently engaged in a number of strategic collaborations with other companies, consultants, universities and medical centers. Our main collaboration agreement is with Schering for the sale, marketing and additional development of INTEGRILIN(R) (eptifibatide) Injection.

Our collaborative relationships may not be successful or lead to the development or commercialization of any particular product or product opportunity in the ongoing development and marketing of INTEGRILIN. Although under our current agreements we work exclusively with our collaborators within a defined field for a defined period, a collaborator or collaborators may terminate its or their agreement with us or separately pursue alternative products, therapeutic approaches, or technologies as a means of developing treatments for the diseases targeted by us or a collaboration. For these and other reasons, even if a collaborator continues its contributions to the arrangement with us, it may nevertheless determine not to actively pursue the development or commercialization of any resulting products. In that event, our ability to pursue potential products could be severely limited.

We evaluate, on an ongoing basis, potential collaborations where relationships may complement and expand our research, development, sales, or marketing capabilities. We anticipate that in the future we may need to enter into a new collaborative relationship to jointly develop and market cromafiban and other potential products. Any arrangements may limit our flexibility in pursuing alternatives for the commercialization of our products. We may not be able to establish any additional collaboration agreements. If established, such arrangements may not be successful.

OUR BUSINESS MAY BE HARMED IF OUR THIRD-PARTY MANUFACTURERS ARE NOT ABLE TO PROVIDE US WITH ADEQUATE SUPPLIES OF OUR PRODUCTS.

We currently have no manufacturing facilities and, accordingly, rely on third parties for clinical and commercial production of INTEGRILIN and for clinical production of product candidates. If the third-party manufacturers or suppliers were to cease production or otherwise fail to supply us or we were unable to contract on acceptable terms for manufacturing services with others, our ability to produce INTEGRILIN and to conduct preclinical testing and clinical trials of product candidates, would be adversely affected. This could potentially result in product supply and distribution shortages of INTEGRILIN and delay of regulatory approval and new development of product candidates. These results could materially impair our competitive position and could have a material adverse effect on our business, financial condition and results of operations.

OUR REVENUE MAY BE AFFECTED NEGATIVELY BY REIMBURSEMENT LEVELS AND PRICING LIMITATIONS.

In both domestic and foreign markets, sales of our products may be affected by the availability of reimbursement from third-party payors, including government health administration authorities, managed care providers, private health insurers and other organizations. In addition, third-party payors may challenge the price and cost effectiveness of our products. In many major markets outside of the United States, pricing approval is required before sales can commence. Significant uncertainty exists as to the reimbursement status of approved health care products.

We may not be able to obtain or maintain our desired price for our products. Our products may not be considered cost effective. Also, adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for our products, the market acceptance of these products would be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO OBTAIN REGULATORY APPROVAL FOR OUR POTENTIAL PRODUCTS.

We must obtain regulatory approval for the commercial sale of any our potential products or to promote INTEGRILIN(R) (eptifibatide) Injection for expanded indications. We must demonstrate through preclinical testing and clinical trials and, to the FDA's satisfaction, that each product is safe and effective for use in indications for which approval is requested. The results from preclinical testing and early clinical trials may not be predictive of results obtained in large clinical trials. Companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

The development of safe and effective products is highly uncertain and subject to numerous risks. Product candidates that may appear to be promising in development may not reach the market for a number of reasons. Product candidates may:

        - be found ineffective or cause harmful side effects during clinical trials

        - take longer to progress through clinical trials than had been anticipated

        -  fail to receive necessary regulatory approvals

        - prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality

        -  fail to achieve market acceptance

Completion of research, preclinical testing and clinical trials may take many years and the length of time varies substantially with the type, complexity, novelty and intended use of the product. Delays or rejections may be encountered based upon many factors. Our current development programs may not be successfully completed. Our regulatory applications to conduct clinical trials may not be allowed to proceed by the FDA or other regulatory authorities, or clinical trials may not commence as planned.

In addition, due to the substantial demand for clinical trial sites in the cardiovascular area, we may have difficulty obtaining sufficient patient populations or clinician support to conduct our clinical trials as planned and may have to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly.

IF WE ARE UNABLE TO PROTECT OUR PATENTS AND PROPRIETARY RIGHTS, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

We rely on patent and trade secret protection for significant new technologies, products and processes because of the long development time, uncertainty and high cost associated with bringing a new product to the marketplace. The enforceability of patents issued to companies in this industry can be highly uncertain and involve complex legal and technical questions for which the legal principles are largely unresolved. Our success will depend in part on our ability to obtain and enforce patent protection for our technology both in the United States and other countries. While we are seeking and/or maintaining patents for INTEGRILIN(R) (eptifibatide) Injection and our product candidates, patents may not issue and issued patents may afford limited or no protection. Additionally, we may not be successful in enforcing our patents and avoiding infringement of patents granted to others.

We may be required to obtain licenses to patents or other proprietary rights from third parties. Licenses required under any patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter delays in product development while attempting to redesign products or methods or we could find the development, manufacture or sale of such products requiring licenses to be foreclosed. Further, we could incur substantial costs in defending any patent litigation brought against us or in asserting our patent rights, including those rights licensed to us by others. See "Legal Proceedings."

OUR COMMON STOCK PRICE IS VOLATILE AND AN INVESTMENT IN OUR STOCK COULD SUFFER A DECLINE IN VALUE.

The market prices for securities of pharmaceutical and biotechnology companies, including our common stock, have historically been volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

        -  fluctuations in our operating results

        - announcements of technological innovations or new therapeutic products by us or our competitors

        -  announcements regarding collaborative agreements

        -  governmental regulation

        -  our clinical trial results

        -  developments in patent or other proprietary rights

        -  public concern as to the safety of drugs developed by us or others

        -  comments and expectations of results made by securities analysts

        -  general market conditions

In particular, the realization of any of the risks described in this Report could have a significant and adverse impact on the market price of our common stock.

SUBSTANTIAL LEVERAGE MAY ADVERSELY AFFECT OUR CASH FLOW AND ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS

In February 2000, we increased our outstanding debt by completing a private placement of $300,000,000 5.0% Convertible Subordinated Notes due March 1, 2007 (the Notes). As a result, our principal and interest payment obligations increased substantially. The Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt and may be convertible under certain conditions. We expect from time to time to enter into additional financing arrangements to finance capital expenditures and as future needs arise.

If a change of control were to occur, holders of the Notes have the right to require us to redeem all or a portion of the holder's Notes. Although the Indenture governing the Notes allows us, subject to certain conditions, to pay the redemption price in shares of our common stock, if a change of control were to occur, we may not have sufficient funds to pay the redemption price for all of the Notes tendered by the holders.

Our substantial leverage could have significant negative consequences, including:

        - causing us to be unable to generate cash sufficient to pay the principal or interest on our debt when due

        - increasing our vulnerability to general adverse economic and industry conditions

        -  limiting our ability to obtain additional financing

        - requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures

        - limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete

        - placing us at a possible competitive disadvantage to less leveraged competitors

WE MAY REQUIRE ADDITIONAL FUNDS, WHICH MAY BE DIFFICULT TO OBTAIN IN ORDER TO CONTINUE OUR BUSINESS AS PLANNED.

We require substantial funds to market INTEGRILIN(R) (eptifibatide) Injection and conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop and optimize our technology and potential products, to establish manufacturing, marketing and sales capabilities for product candidates and to bring any such products to market. Our future capital requirements will depend on many factors, including:

        -  product commercialization activities

        - continued scientific progress in the research and development of our technology and drug programs

        -  our ability to establish and maintain collaboration arrangements

        -  progress with preclinical testing and clinical trials

        -  the time and costs involved in obtaining regulatory approvals

        - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims or trade secrets

We may seek ongoing funding through collaboration arrangements and public or private financings, including equity and debt financings. Additional funding may not be available on favorable terms, if at all. In that event, we may need to delay or curtail our research and development activities to a significant extent.

IF WE DO NOT ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS, OUR BUSINESS COULD BE IMPAIRED.

We are highly dependent on the principal members of our scientific and management staff. In addition, we rely on consultants to assist us in formulating our research and development strategy. Attracting and retaining qualified personnel and consultants are critical to our success. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. If we are not able to attract and retain these individuals, our business could be impaired.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND OUR INSURANCE COVERAGE MAY NOT BE ADEQUATE TO COVER THESE CLAIMS.

The testing, marketing and sale of human pharmaceutical products expose us to significant and unpredictable risks of product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. These risks will exist even with respect to any products that receive regulatory approval for commercial sale. Although we have obtained liability insurance for our products, there can be no assurance that it will be sufficient to satisfy any liability that may arise. There also can be no assurance that adequate insurance coverage will be available in the future at an acceptable cost, if at all, or that a product liability claim would not adversely affect our business, financial condition or results of operations.

ACCIDENTS RESULTING FROM THE USE OF HAZARDOUS MATERIALS IN OUR BUSINESS MAY RESULT IN LIABILITY.

Our research and development involves the controlled use of hazardous materials, chemicals, and various radioactive substances. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources and have a material adverse effect on our business, financial condition and results of operations.

ANTI-TAKEOVER EFFECTS OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS

Our Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of Common Stock will be subject to and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. While we have no present intention to issue shares of Preferred Stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change in our control.

In January 1995, our Board of Directors adopted a Preferred Share Purchase Rights Plan, commonly referred to as a "poison pill." In addition, our Restated Certificate of Incorporation (the "Restated Certificate") does not permit cumulative voting. The Restated Certificate also includes a "Fair Price Provision" that requires the approval of the holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with or proposed by, a holder of 15% or more of our voting stock, except where disinterested Board or stockholder approval is obtained or certain minimum price criteria and other procedural requirements are met. These provisions and other provisions of the Restated Certificate, our Company bylaws and Delaware corporate law, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of COR, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

RISKS RELATED TO THE YEAR 2000 ISSUE

We use and rely on a wide variety of information technologies, computer systems and scientific equipment containing computer-related components. Some of our older computer software programs and equipment may use two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000 to refer to the twentieth century rather than to the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002"). This condition is commonly referred to as the Year 2000 Issue.

We have not experienced any operational problems related to the Year 2000 Issue. However, we will continue to monitor key computer systems and equipment in the event that Year 2000 Issues may arise in the future. The total cost of systems assessments and modifications related to the Year 2000 Issue has not been material to date, and will be funded in the future, if necessary, through working capital.

OUR EXECUTIVE OFFICERS

The names of our executive officers as of March 1, 2000 and certain information about them are set forth below.

Name                         Age                              Position
----------------------       ---    ---------------------------------------------------------------
Vaughn M. Kailian            55     President, Chief Executive Officer and Director

Patrick A. Broderick         41     Senior Vice President, General Counsel and Corporate Secretary

Charles J. Homcy, M.D.       51     Executive Vice President, Research and Development and Director

Mark D. Perrin               43     Executive Vice President, Commercial Operations

Lee M. Rauch                 46     Senior Vice President, Corporate Development

Vaughn M. Kailian has served as President, Chief Executive Officer and as a Director since March 1990. From 1967 to 1990, Mr. Kailian was employed by Marion Merrell Dow, Inc., a pharmaceutical company and its predecessor companies, in various general management, product development, marketing and sales positions. Mr. Kailian served as Corporate Vice President of Global Commercial Development, Marion Merrell Dow, Inc.; President and General Manager, Merrell Dow USA; Vice President, Marketing and Sales, Merrell Dow USA; and Vice President, Marketing and Sales of Merrell Dow, Europe, Africa and the Middle East. Mr. Kailian holds a B.A. from Tufts University. Mr. Kailian also serves as a director of Amylin Pharmaceuticals and Axys Pharmaceutical Inc.

Patrick A. Broderick has served as Senior Vice President, General Counsel and Corporate Secretary since January 1999. From 1993 until he joined COR, Mr. Broderick held various legal positions with McKesson HBOC, Inc., last serving as Senior Counsel. In this capacity, Mr. Broderick was the legal counsel for drug manufacturers' services for McKesson HBOC, Inc. From 1994 to 1999, Mr. Broderick was also counsel to various subsidiaries of McKesson HBOC, Inc., including Healthcare Delivery Systems, Inc., McKesson Bioservices Corporation and J. Knipper and Company, Inc. From 1988 to 1992, Mr. Broderick practiced general corporate law with Morrison & Foerster, prior to which he practiced business litigation with McCutchen, Doyle, Brown & Enersen. Mr. Broderick received his B.A. from Harvard College and his J.D. from Yale Law School.

Charles J. Homcy, M.D. has served as our Executive Vice President, Research and Development since March 1995 and as a Director since January 1998. Since 1997, Dr. Homcy has been Clinical Professor of Medicine, University of California at San Francisco Medical School and Attending Physician at the San Francisco VA Hospital. From 1994 until he joined COR, Dr. Homcy was President of the Medical Research Division of American Cyanamid Company-Lederle Laboratories, a pharmaceutical company (now a division of Wyeth-Ayerst Laboratories.) From 1990 until 1994, Dr. Homcy was Executive Director of the Cardiovascular and Central Nervous System Research Section at Lederle Laboratories, a pharmaceutical company. From 1991 to 1995, Dr. Homcy also served as an attending physician at The Presbyterian Hospital, College of Physicians and Surgeons, at Columbia University in New York. From 1979 to 1990, he was an attending physician at Massachusetts General Hospital and an Associate Professor of Medicine at Harvard Medical School. Dr. Homcy received his B.A. and his M.D. degrees from the Johns Hopkins University in Baltimore.

Mark D. Perrin has served as our Executive Vice President, Commercial Operations since November 1995. From 1992 until he joined COR, Mr. Perrin was Vice President, Marketing and Sales, of Burroughs Wellcome Company, a pharmaceutical company. From 1979 to 1992, Mr. Perrin held various sales and marketing positions at American Cyanamid Company-Lederle Laboratories, a pharmaceutical company (now a division of Wyeth-Ayerst Laboratories), last serving as Vice President and General Manager of Lederle Pharmaceuticals. Mr. Perrin received his B.S. from Fordham University and his Masters of Management from Northwestern University.

Lee M. Rauch has served as our Senior Vice President, Corporate Development since January 1999. From 1997 to 1999, Ms. Rauch worked for the Mitchell Madison Group where she was a Partner in the Healthcare Practice with leadership responsibility for the Pharma/Supply sector. From 1995 to 1997, Ms. Rauch headed Healthcare Strategies, a consulting practice serving clients in biotechnology, healthcare information and medical devices. From 1989 to 1995, Ms. Rauch held a variety of corporate positions at Syntex Corporation, including Vice President of Strategic Marketing, Vice President of New Product Planning, Director of Therapy Area Planning for cardiovascular and central nervous system disease areas and Director of Business Development. Prior to 1989, Ms. Rauch worked for various companies including McKinsey & Co., Inc., Rohm and Haas Company and American Cyanamid. Ms. Rauch received her B.A. from Arizona State University and her M.B.A from the University of Chicago.

ITEM 2. PROPERTIES

We lease and occupy facilities consisting of approximately 126,000 square feet of laboratory and office space in South San Francisco, California. Our lease expires in November 2004. We may require additional laboratory and office space as we expand our operations. We believe that additional space will be available on commercially acceptable terms. We currently have no production facilities.

ITEM 3. LEGAL PROCEEDINGS

In October 1997, a patent opposition was filed in Europe by another company against the claims of a patent granted to us in Europe covering broad, generic claims for INTEGRILIN(R) (eptifibatide) Injection, as well as numerous related compounds that are not part of our core technology. The opposition asserts that all claims of the patent are unpatentable. We intend to continue to vigorously defend our patent. However, this patent opposition may result in an unfavorable outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq Stock Market(R) under the symbol "CORR." The following table sets forth, for the calendar periods indicated, the high and low sale prices per share of our common stock on The Nasdaq Stock Market(R). These prices represent quotations among dealers without adjustments for retail markups, markdowns or commissions.

1999                High       Low            1998               High       Low
--------------     ------     ------          --------------    ------     ------
First Quarter      $14.88     $ 8.13          First Quarter     $24.88     $ 8.63
Second Quarter     $15.88     $ 8.75          Second Quarter    $22.75     $12.13
Third Quarter      $27.50     $14.13          Third Quarter     $16.00     $ 6.81
Fourth Quarter     $30.63     $16.88          Fourth Quarter    $14.13     $ 6.69

As of March 1, 2000 there were approximately 474 holders of record of COR common stock. On March 1, 2000, the last reported sale price on The Nasdaq Stock Market(R) for our common stock was $93.41 per share.

DIVIDEND POLICY

We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future.

RECENT SALES OF CONVERTIBLE DEBT SECURITIES

In February 2000 we completed a private placement of $300,000,000 5.0% Convertible Subordinated Notes due March 1, 2007 to qualified institutional investors, underwritten by Goldman, Sachs & Co., Chase Securities Inc., CIBC World Markets Corp., FleetBoston Robertson Stephens Inc. and Warburg Dillon Read LLC. The offering price of the Notes was 100% of the principal amount of the Notes. We incurred issuance costs related to this offering of approximately $11,000,000 (including aggregate underwriting discounts and commissions) which we expect to amortize to interest expense over the life of the Notes.

The Notes were offered and sold in the United States to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended. The Notes and common stock issuable upon conversation of the Notes are not transferable except in accordance with certain restrictions. The Notes may not be offered or sold in the United States absent registration under the Securities Act of 1933, as amended, and applicable state securities laws or available exemptions from the registration requirements.

The holders of the Notes may convert the Notes into shares of our common stock at a conversion rate of 14.8028 shares per $1,000 principal amount of Notes, which is equivalent to a conversion price of $67.56 per share. The conversion rate is subject to adjustment in certain events. The Notes are convertible at any time before the close of business on the maturity date, March 1, 2007, unless we have previously redeemed or repurchased the Notes. Holders of notes called for redemption or repurchase will be entitled to convert them up to and including, but not after, the business day immediately preceding the date fixed for redemption or repurchase, as the case may be.

We intend to use the proceeds from the Notes for marketing and selling activities related to INTEGRILIN(R) (eptifibatide) Injection, research and development activities and general corporate purposes. Pending such uses, the proceeds from the Notes will be invested in highly liquid and high quality debt securities in accordance with our investment policy.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report. The statement of operations data for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data at December 31, 1999 and 1998, are derived from the audited financial statements of COR included elsewhere in this Report. The statement of operations data for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995, are derived from audited financial statements not included herein. We have not declared or paid cash dividends on our common stock since inception and do not intend to pay any cash dividends in the foreseeable future.

                                                                Year Ended December 31,
                                              ------------------------------------------------------------
                                                1999       1998(i)        1997         1996         1995
                                              --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:                            (in thousands, except per share data)
Contract Revenues:
   Copromotion revenue                        $ 34,132     $  3,933     $     --     $     --     $     --
   Milestone revenue                            12,000       32,000        8,000        9,000        6,000
   Development and other contract revenue       10,526        6,030       14,190        9,755       25,850
                                              --------     --------     --------     --------     --------
Total contract revenues                         56,658       41,963       22,190       18,755       31,850
                                              --------     --------     --------     --------     --------
Expenses:
   Cost of copromotion revenue                  22,471       11,803           --           --           --
   Research and development                     36,563       39,915       47,831       50,791       37,392
   Marketing, general and administrative        26,018       21,474       10,067        7,303        6,029
                                              --------     --------     --------     --------     --------
Total expenses                                  85,052       73,192       57,898       58,094       43,421
                                              --------     --------     --------     --------     --------
Loss from operations                           (28,394)     (31,229)     (35,708)     (39,339)     (11,571)
Interest income, net                             2,324        3,615        2,216        2,793        4,040
                                              --------     --------     --------     --------     --------
Net loss                                      $(26,070)    $(27,614)    $(33,492)    $(36,546)    $ (7,531)
                                              ========     ========     ========     ========     ========
Basic and diluted net loss per share          $  (1.05)    $  (1.14)    $  (1.60)    $  (1.86)    $  (0.39)
                                              ========     ========     ========     ========     ========
Shares used in computing
  basic and diluted net loss per                24,822       24,141       20,952       19,636       19,360

(i) INTEGRILIN(R) (eptifibatide) Injection was launched with Schering in June 1998 in the United States.

                                                                               December 31,
                                                     -----------------------------------------------------------------
                                                       1999          1998          1997          1996          1995
                                                     ---------     ---------     ---------     ---------     ---------
BALANCE SHEET DATA:                                                            (in thousands)

Cash, cash equivalents and short-term investments    $  45,753     $  75,205     $  82,569     $  53,134     $  84,834
Total assets                                            87,897       103,093        95,385        71,245       100,906
Long-term obligations                                    2,925         3,261         2,817         3,365         4,574
Total liabilities                                       51,141        48,497        16,987        20,803        18,669
Accumulated deficit                                   (215,234)     (189,164)     (161,550)     (128,058)      (91,512)
Total stockholders' equity                              36,756        54,596        78,398        50,442        82,237

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical data contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Report.

OVERVIEW

We are dedicated to the discovery, development and commercialization of novel pharmaceutical products to establish new standards of care for the treatment and prevention of severe cardiovascular diseases. We have incurred a cumulative net loss of $215,234,000 through December 31, 1999. We have funded our operations primarily through public equity financings and proceeds from collaboration research and development agreements.

INTEGRILIN(R) (eptifibatide) Injection is the first product that we have taken from discovery to commercialization. Approved by the FDA in May 1998, INTEGRILIN is indicated for the treatment of patients with an acute coronary syndrome and patients who undergo angioplasty procedures. The acute coronary syndrome indication includes patients with unstable angina and non-Q-wave myocardial infarction, whether they receive medical treatment or undergo angioplasty. Launched in June 1998 in the United States in conjunction with Schering, INTEGRILIN is the only drug in its class that is approved by the FDA for use in both acute coronary syndromes and in angioplasty. Along with Schering we co-promote the drug in the United States and share any profits or losses.

In July 1999 Schering announced that the European Union's Commission of the European Communities had granted marketing authorization to INTEGRILIN for the prevention of early myocardial infarction in patients with acute coronary syndromes, including those who are managed medically and/or those who undergo angioplasty. In connection with this approval, Schering paid to us a $12,000,000 milestone. Schering markets INTEGRILIN in Europe as our exclusive licensee on a royalty-bearing basis. INTEGRILIN has also received regulatory approval in a number of countries outside the European Union and the United States and is marketed in those countries by Schering as our exclusive licensee on a royalty-bearing basis.

Total sales of INTEGRILIN, as reported to us by Schering, were $63,700,000 for the twelve months ended December 31, 1999 and were $12,200,000 from launch in June 1998 through December 31, 1998. Product sales reported by Schering for the twelve months ended December 31, 1999 or for the period from launch in June 1998 to December 31, 1998 are not necessarily indicative of product sales for any future period.

The ESPRIT study of INTEGRILIN was a randomized, double-blind, placebo-controlled trial, originally planned for 2,400 patients undergoing non-urgent percutaneous coronary intervention involving placement of a stent. In March 2000, we and Schering announced that INTEGRILIN significantly reduced the combined incidence of death, heart attack, need for urgent repeat intervention, or the need for thrombotic bail-out therapy from 10.5 percent with placebo to
6.6 percent (P = 0.0015) over the 48 hours following non-urgent balloon angioplasty combined with intracoronary stenting. This was the primary endpoint of the ESPRIT study. In February 2000, an independent Data Safety Monitoring Committee determined that enrollment in the study should be stopped early in the ESPRIT study after an interim analysis of 1,758 patients revealed a highly statistically significant reduction in death or heart attack combined at 48 hours with INTEGRILIN relative to placebo. Additional results of the ESPRIT study of INTEGRILIN were presented in March 2000 at the 49th Scientific Sessions of the American College of Cardiology in Anaheim, California.

With Schering, we are conducting or have conducted Phase II clinical trials of INTEGRILIN with different fibrinolytics in the setting of acute myocardial infarction. Both of our companies also sponsor additional clinical trials of INTEGRILIN in a variety of clinical settings.

In addition to our commercial activities, we continue to pursue a wide array of research and development programs. Our next potential product, cromafiban, has the potential to help prevent a wide variety of diseases, including acute myocardial infarction, unstable angina, thrombotic stroke and peripheral arterial occlusive disease. Cromafiban is an oral GP IIb-IIIa inhibitor that prevents platelet aggregation. In addition to having a high affinity and specificity for GP IIb-IIIa, cromafiban's plasma concentrations have indicated a sufficiently long elimination half-life to allow for once-daily dosing with a low peak-to-trough ratio. No food interactions have been observed. Minor bleeding was the most prevalent complication encountered during cromafiban therapy in clinical trials conducted to date. We are also conducting preclinical research and development in several other cardiovascular programs.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 1999, 1998 and 1997

Total contract revenues, which include copromotion, milestone, and development and other contract revenue, were $56,658,000 in 1999 compared to $41,963,000 in 1998 and $22,190,000 in 1997. Copromotion revenue related to the sales of INTEGRILIN(R) (eptifibatide) Injection by Schering was $34,132,000 in 1999 compared to $3,933,000 from launch in June 1998 through December 31, 1998 and $0 in 1997. Milestone revenue in 1999 consists of $12,000,000 from Schering related to the marketing authorization granted to INTEGRILIN in the European Union for certain indications. Milestone revenue in 1998 consists of $24,000,000 from Schering in connection with regulatory approval of INTEGRILIN in the United States and $8,000,000 from Schering in connection with the application for regulatory approval of INTEGRILIN in the European Union. Milestone revenue in 1997 consists of $8,000,000 from Schering in connection with the completion of PURSUIT, a large Phase III clinical trial for INTEGRILIN. Development and other contract revenue was $10,526,000 in 1999 compared to $6,030,000 in 1998 and $14,190,000 in 1997. Development and other contract revenue varies due to fluctuations in development activities. We expect total contract revenues to continue to fluctuate in the future.

Cost of copromotion revenue was $22,471,000 in 1999 compared to $11,803,000 from June 1998 through December 31, 1998 and $0 in 1997, consistent with our joint commercial launch of INTEGRILIN with Schering in the United States in June 1998 and increased sales of INTEGRILIN in 1999. Cost of copromotion revenue includes certain manufacturing-related and marketing expenses incurred in connection with the collaboration with Schering.

Research and development expenses were $36,563,000 in 1999 compared to $39,915,000 in 1998 and $47,831,000 in 1997. The decrease in 1999 compared to
1998 and the decrease in 1998 compared to 1997 were due in part to the timing of clinical trial activities, offset in part by increases in headcount and other research, development and clinical activities associated with other potential products. We expect research and development expenses to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development.

Marketing, general and administrative expenses were $26,018,000 in 1999 compared to $21,474,000 in 1998 and $10,067,000 in 1997. The increase in 1999 compared to
1998 and the increase in 1998 compared to 1997 were primarily due to the addition of marketing and sales personnel for the commercialization of INTEGRILIN, as well as increased staffing and administrative expenses associated with general corporate activities. We expect marketing, general and administrative costs to continue to increase over the next several years.

Interest income (net) was $2,324,000 in 1999 compared to $3,615,000 in 1998 and $2,216,000 in 1997. The decrease in 1999 compared to 1998 and the increase in 1998 compared to 1997 were primarily due to changes in cash and investment balances and the amount of debt obligations.

We incurred a net loss of $26,070,000 in 1999 and, accordingly, no provision for federal or state income taxes was recorded. At December 31, 1999, we had federal net operating tax loss carryforwards of approximately $174,100,000. Our ability to use our net operating loss carryforwards may be subject to an annual limitation in future periods. We believe, however, that this limitation will not have a material impact on our future operating results.

LIQUIDITY AND CAPITAL RESOURCES

We had available cash, cash equivalents and short-term investments of $45,753,000 at December 31, 1999. We invest cash in excess of our immediate requirements according to our investment policy. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. From inception, we have funded our operations primarily through public equity financings and proceeds from collaboration agreements, including proceeds related to the sales of INTEGRILIN(R) (eptifibatide) Injection by Schering. Additional funding has come from private equity financings, grant revenues, interest income and property and equipment financings.

Our cash used in operating activities and additions to capital equipment were $35,569,000 in 1999 compared to $10,429,000 in 1998 and $30,968,000 in 1997. The increase in 1999 compared to 1998 and the decrease in 1998 compared to 1997 were primarily due to the timing of activities related to our agreement with Schering, including milestone revenues received from Schering, and increased expenses. Our cash requirements for operating activities and additions to capital equipment may increase in future periods. The timing of these cash requirements may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and clinical trials of product candidates in development. Cash provided by financing activities was $6,416,000 in 1999, $2,895,000 in 1998 and $60,443,000 in 1997.
These amounts result primarily from the issuance of Common Stock, including a public equity financing in 1997, and the net effect of property and equipment financings.

In February 2000 we issued in a private placement $300,000,000 5.0% Convertible Subordinated Notes. The Notes mature on March 1, 2007, are unsecured and may be convertible under certain conditions. The Notes are subordinated in right of payment to all of our existing and future senior debt (as defined in the Indenture governing the Notes) and do not restrict us from incurring additional senior debt.

We expect our cash requirements will increase due to costs related to continuation and expansion of research and development, including clinical trials and increased marketing, sales, general and administrative activities. We anticipate that our existing capital resources and interest earned thereon will enable us to maintain our current level of operations for the next several years. However, our capital requirements may change depending on numerous factors, including the progress of our research and development programs, the scope and results of preclinical and clinical studies and the number and nature of the indications we pursue in clinical studies. Our capital requirements may also change due to the timing of regulatory approvals, technological advances, determinations as to the commercial potential of our future products and the status of competitive products. Our capital requirements may also change because of other unanticipated circumstances. In addition, expenditures may depend on the establishment and maintenance of collaboration relationships with other companies, the availability of financing and other factors. We may need to raise substantial additional funds in the future. Such funds may not be available on favorable terms, if at all. If such funds are unavailable, we may need to delay or curtail our research and development activities to a significant extent.

Our business is subject to significant risks including, but not limited to, the successful sales, distribution and manufacture of INTEGRILIN, the success of our research and development activities, the length and expense of obtaining regulatory approval and the results of clinical trials. Other significant risks include uncertainty related to the availability of future funding, uncertainty related to third-party reimbursement for our product and/or potential products, and uncertainty related to our collaborative relationships. In addition, our product candidates may be difficult to manufacture on a large scale, uneconomical to market or precluded from commercialization by proprietary rights of other parties. Additional expenses, delays and lost opportunities that may arise out of these and other risks could have a material adverse effect on our business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

We use and rely on a wide variety of information technologies, computer systems and scientific equipment containing computer-related components. Some of our older computer software programs and equipment may use two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000 to refer to the twentieth century rather than to the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002"). This condition is commonly referred to as the Year 2000 Issue.

We have not experienced any operational problems related to the Year 2000 Issue. However, we will continue to monitor key computer systems and equipment in the event that Year 2000 Issues may arise in the future. The total cost of systems assessments and modifications related to the Year 2000 Issue has not been material to date, and will be funded in the future, if necessary, through working capital.

ITEM 7A. FINANCIAL MARKET RISKS

We are exposed to interest rate risk on our investments of excess cash. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than three years. If a 10% change in interest rates were to have occurred on December 31, 1999, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material financial market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
COR Therapeutics, Inc.

We have audited the accompanying balance sheets of COR Therapeutics, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COR Therapeutics, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                       /s/  ERNST & YOUNG LLP


Palo Alto, California
January 20, 2000

                             COR THERAPEUTICS, INC.

                                 BALANCE SHEETS
                      (in thousands, except per share data)

                                                                            December 31,
                                                                       -----------------------
                                                                         1999          1998
                                                                       ---------     ---------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                            $  12,780     $  10,532
  Short-term investments                                                  32,973        64,673
  Contract receivables                                                     5,751         2,398
  Prepaid copromotion expenses                                            30,747        19,236
  Other current assets                                                       791           817
                                                                       ---------     ---------
    Total current assets                                                  83,042        97,656

Property and equipment, net                                                4,855         5,437
                                                                       ---------     ---------
                                                                       $  87,897     $ 103,093
                                                                       =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $  11,020     $   6,268
  Accrued compensation                                                     4,525         4,516
  Accrued development costs                                                1,768         4,005
  Accrued copromotion costs                                                1,291         3,405
  Deferred revenue                                                        27,480        23,494
  Other accrued liabilities                                                  511         1,545
  Capital lease obligations--current portion                               1,621         2,003
                                                                       ---------     ---------
    Total current liabilities                                             48,216        45,236
Capital lease obligations--noncurrent portion                              2,925         3,261
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 per share par value; 5,000 shares authorized         --            --
  Common stock, $.0001 per share par value; 40,000 shares
    authorized; 25,249 and 24,431 shares issued and outstanding
    at December 31, 1999 and December 31, 1998, respectively                   3             2
  Additional paid-in capital                                             252,163       244,937
  Deferred compensation                                                     (176)       (1,179)
  Accumulated deficit                                                   (215,234)     (189,164)
                                                                       ---------     ---------
    Total stockholders' equity                                            36,756        54,596
                                                                       ---------     ---------
                                                                       $  87,897     $ 103,093
                                                                       =========     =========


                             See accompanying notes.

                             COR THERAPEUTICS, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                             Year Ended
                                                                            December 31,
                                                                 ----------------------------------
                                                                   1999         1998         1997
                                                                 --------     --------     --------
Contract revenues:
  Copromotion revenue                                            $ 34,132     $  3,933     $     --
  Milestone revenue                                                12,000       32,000        8,000
  Development and other contract revenue                           10,526        6,030       14,190
                                                                 --------     --------     --------
    Total contract revenues                                        56,658       41,963       22,190
                                                                 --------     --------     --------

Expenses:
  Cost of copromotion revenue                                      22,471       11,803           --
  Research and development                                         36,563       39,915       47,831
  Marketing, general and administrative                            26,018       21,474       10,067
                                                                 --------     --------     --------
    Total expenses                                                 85,052       73,192       57,898
                                                                 --------     --------     --------

Loss from operations                                              (28,394)     (31,229)     (35,708)

Interest income                                                     2,953        4,342        2,840
Interest expense                                                     (629)        (727)        (624)
                                                                 --------     --------     --------

Net loss                                                         $(26,070)    $(27,614)    $(33,492)
                                                                 ========     ========     ========

Basic and diluted net loss per share                             $  (1.05)    $  (1.14)    $  (1.60)
                                                                 ========     ========     ========

Shares used in computing basic and diluted net loss per share      24,822       24,141       20,952
                                                                 ========     ========     ========


                             See accompanying notes.

                             COR THERAPEUTICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                         Common Stock      Additional                                   Total
                                                      ------------------    Paid-in      Deferred      Accumulated   Stockholders'
                                                      Shares   Par Value    Capital     Compensation     Deficit        Equity
                                                      ------   ---------   ----------   ------------   -----------   -------------
Balances at December 31, 1996                         20,010      $2       $ 178,747      $  (249)      $(128,058)     $ 50,442
Issuance of common stock in a public offering
  net of issuance costs of $4,459                      3,335       -          58,906           --              --        58,906
Issuance of common stock upon exercise
  of stock options and pursuant to the
  Employee Stock Purchase Plan                           394       -           2,334           --              --         2,334
Deferred compensation related to stock awards,
  net of cancellations and amortization                   28       -             439         (191)             --           248
Unrealized losses on available-for-sale
  short-term investments                                  --       -             (40)          --              --           (40)
Net loss                                                  --       -              --           --         (33,492)      (33,492)
                                                      ------      --       ---------      -------       ---------      --------
Balances at December 31, 1997                         23,767       2         240,386         (440)       (161,550)       78,398
Issuance of common stock upon exercise
  of stock options and pursuant to the
  Employee Stock Purchase Plan                           519       -           3,020           --              --         3,020
Deferred compensation related to stock awards,
  net of cancellations and amortization                  145       -           1,361         (739)             --           622
Unrealized gains on available-for-sale
  short-term investments                                  --       -             170           --              --           170
Net loss                                                  --       -              --           --         (27,614)      (27,614)
                                                      ------      --       ---------      -------       ---------      --------
Balances at December 31, 1998                         24,431       2         244,937       (1,179)       (189,164)       54,596
Issuance of common stock upon exercise
  of stock options and pursuant to the
  Employee Stock Purchase Plan                           823       1           7,133           --              --         7,134
Deferred compensation related to stock awards,
  net of cancellations and amortization
  and other non-cash compensation                         (5)      -             392        1,003              --         1,395
Unrealized losses on available-for-sale
  short-term investments                                  --       -            (299)          --              --          (299)
Net loss                                                  --       -              --           --         (26,070)      (26,070)
                                                      ------      --       ---------      -------       ---------      --------
Balances at December 31, 1999                         25,249      $3       $ 252,163      $  (176)      $(215,234)     $ 36,756
                                                      ======      ==       =========      =======       =========      ========


                             See accompanying notes.

                             COR THERAPEUTICS, INC.

                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)


                                                                            Year Ended
                                                                           December 31,
                                                              -----------------------------------
                                                                1999          1998           1997
                                                              --------      ---------      --------
Cash flows provided by (used in) operating activities:
  Net loss                                                    $(26,070)     $ (27,614)     $(33,492)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                2,120          3,358         3,545
    Amortization of deferred compensation
      and other non-cash compensation                            1,395            622           248
    Changes in assets and liabilities:
      Contract receivables                                      (3,353)        (1,976)        7,222
      Prepaid copromotion expenses                             (11,511)       (12,814)       (4,346)
      Other current assets                                          26           (253)          780
      Accounts payable                                           4,752          3,822         1,048
      Accrued compensation                                           9          2,006         1,015
      Accrued development costs                                 (2,237)           850        (4,675)
      Accrued copromotion costs                                 (2,114)         2,149         1,256
      Deferred revenue                                           3,986         22,608        (2,014)
      Other accrued liabilities                                 (1,034)           200           351
                                                              --------      ---------      --------
        Total adjustments                                       (7,961)        20,572         4,430
                                                              --------      ---------      --------
Net cash used in operating activities                          (34,031)        (7,042)      (29,062)
                                                              --------      ---------      --------
Cash flows provided by (used in) investing activities:
  Purchases of short-term investments                          (26,610)      (104,124)      (68,965)
  Sales of short-term investments                               46,067         21,551        51,584
  Maturities of short-term investments                          11,944         78,430         7,500
  Additions to property and equipment                           (1,538)        (3,387)       (1,906)
                                                              --------      ---------      --------
      Net cash provided by (used in) investing activities       29,863         (7,530)      (11,787)
                                                              --------      ---------      --------
Cash flows provided by (used in) financing activities:
  Proceeds from capital lease obligations                        1,418          2,684         1,944
  Repayment of capital lease obligations                        (2,136)        (2,809)       (2,741)
  Issuance of common stock                                       7,134          3,020        61,240
                                                              --------      ---------      --------
      Net cash provided by financing activities                  6,416          2,895        60,443
                                                              --------      ---------      --------
Net increase (decrease) in cash and cash equivalents             2,248        (11,677)       19,594
Cash and cash equivalents at the beginning of the year          10,532         22,209         2,615
                                                              --------      ---------      --------
Cash and cash equivalents at the end of the year              $ 12,780      $  10,532      $ 22,209
                                                              ========      =========      ========

Supplemental schedule of non-cash financing activities:
  Cash paid during the period for interest                    $    629      $     727      $    624
                                                              ========      =========      ========


                             See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COR Therapeutics, Inc. ("COR" or the "Company") was incorporated in Delaware on February 4, 1988. COR is dedicated to the discovery, development and commercialization of novel pharmaceutical products to establish new standards of care for the treatment and prevention of severe cardiovascular diseases. INTEGRILIN(R) (eptifibatide) Injection is the first product that COR has taken from discovery to commercialization. Approved by the U.S. FDA in May 1998, INTEGRILIN is indicated for the treatment of patients with an acute coronary syndrome and patients who undergo angioplasty procedures.

Cash, investments and credit risk

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company is exposed to interest rate risk on the investments of its excess cash. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, the Company invests in short-term securities with maturities of less than three years.

Securities available-for-sale

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities have been classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally three to four years, using the straight-line method. Assets under capitalized leases are amortized over the shorter of the lease term or life of the asset. Property and equipment consists of the following (in thousands):

                                                              December 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
        Machinery and equipment                           $ 14,169     $ 14,935
        Office furniture and fixtures                        1,061          974
        Leasehold improvements                              10,212       10,204
                                                          --------     --------
                                                            25,442       26,113
        Less accumulated depreciation and amortization     (20,587)     (20,676)
                                                          --------     --------
        Property and equipment, net                       $  4,855     $  5,437
                                                          ========     ========

Contract revenues

Contract revenues include copromotion revenue, milestone revenue, and development and other contract revenue. Milestone revenue and development and other contract revenue is recorded as earned based on the performance requirements of the contract, while related costs are expensed as incurred. Other contract revenue includes recognition of reimbursement to COR by Schering-Plough Ltd. and Schering Corporation (collectively, "Schering") of certain manufacturing-related expenses for materials used outside copromotion territories when the reimbursement is realizable and earned. Copromotion revenue is generally recognized at the time of shipment of the related product by Schering to wholesalers and is recorded net of allowances, if any, that management believes are sufficient to cover future requirements.

Copromotion revenue includes the Company's share of profits, as defined in the agreement with Schering, from the sales of INTEGRILIN(R) (eptifibatide) Injection by Schering, as well as the reimbursement from Schering of the Company's costs of copromotion revenue, which includes certain manufacturing-related and marketing expenses. Certain manufacturing-related expenses are deferred until the time of shipment of related product by Schering to its customers inside and outside copromotion territories. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned. To the extent that costs of copromotion revenue from prior periods have not been reimbursed to the Company, Schering will make reimbursements from future sales of INTEGRILIN, if any.

Prepaid copromotion expenses

Prepaid copromotion expenses represent materials on-hand, valued at cost, and deposits associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):

                                                December 31,
                                            ---------------------
                                             1999          1998
                                            -------       -------
        Deposits and prepayments            $ 5,626       $10,637
        Bulk materials                       13,169         6,900
        Finished goods                       11,952         1,699
                                            -------       -------
                                            $30,747       $19,236
                                            =======       =======

Concentration

The Company and Schering copromote one product, INTEGRILIN, in the United States. The Company has established long-term supply arrangements with two suppliers for the bulk product and with another two suppliers for the filling and final packaging of INTEGRILIN.

Net loss per share

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), basic and diluted net loss per share has been computed using the weighted average number of shares of Common Stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net income per share as well as the impact of outstanding options to purchase an additional 1,385,000, 1,016,000 and 1,220,000 shares for the years ended December 31, 1999, 1998 and 1997 respectively. The impact of such outstanding stock options has been excluded because they are anti-dilutive for all periods presented.

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred. Advertising and promotion costs totaled $10,702,000 in 1999, $9,634,000 in 1998, and $2,127,000 in 1997.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed in Note 5 below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Reclassification

The Company has reclassified certain prior year balances to conform to current year presentation.

Comprehensive loss

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income. In 1999, 1998 and 1997 unrealized gains or losses were not material and total comprehensive loss closely approximated net loss in each fiscal year.

Segment information

The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company's business activities include the discovery, development and commercialization of novel cardiovascular pharmaceutical products and have been organized into one operating segment. All of the Company's operating assets are located in the United States. All of the Company's revenues are derived from within the United States, except for royalty revenue earned on sales of INTEGRILIN(R) (eptifibatide) Injection by Schering outside of the United States.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. SFAS No. 133 is effective for the Company's year ending December 31, 2001. COR does not currently hold any derivatives and does not anticipate holding any derivatives in the future. Accordingly, the Company does not expect this pronouncement to materially impact results of future operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable up-front fees received in connection with collaboration agreements. The Company is currently evaluating the impact of SAB 101 on its revenue recognition policy related to up-front fees received from Schering.

COLLABORATION AGREEMENTS

Collaboration agreement with Schering-Plough Ltd. and Schering Corporation

In April 1995, the Company entered into a collaboration agreement with Schering to jointly develop and commercialize INTEGRILIN(R) (eptifibatide) Injection on a worldwide basis. During the past three years, the Company has recognized contract revenues under the agreement as follows (in thousands):

                                                    1999       1998       1997
                                                   -------    -------    -------
        Copromotion revenue                        $34,132    $ 3,933    $    --
        Milestone revenue                           12,000     32,000      8,000
        Development and other contract revenue      10,526      5,730     11,290
                                                   -------    -------    -------
                                                   $56,658    $41,663    $19,290
                                                   =======    =======    =======

Milestone revenue in 1999 consists of $12,000,000 from Schering related to the marketing authorization granted to INTEGRILIN in the European Union (EU) for certain indications. Milestone revenue in 1998 includes $24,000,000 from Schering in connection with regulatory approval of INTEGRILIN in the United States and $8,000,000 from Schering in connection with the application for regulatory approval of INTEGRILIN in the EU. Milestone revenue in 1997 includes $8,000,000 from Schering in connection with the completion of PURSUIT, a large Phase III clinical trial for INTEGRILIN.

The Company and Schering co-promote the drug in the United States and share any profits or losses. Schering is responsible for the distribution of the final product from manufacturers to wholesalers. Outside of the United States, Schering markets INTEGRILIN as our exclusive licensee on a royalty-bearing basis. The Company has the right in the future to co-promote the product in Europe and Canada and share any profits or losses. In the United States, the exact profit-sharing ratio between the companies depends on the amount of sales effort contributed by each company. Schering is primarily responsible for regulatory filings outside the United States and Canada. Schering participates in and shares the costs of continuing development of INTEGRILIN. Under the terms of the agreement, both parties have certain rights to terminate for breach. In December 1998 and November 1999, the Company amended its agreement with Schering. The November 1999 amendment extended the period during which Schering has exclusive rights to market INTEGRILIN in Europe, added a period of marketing exclusivity for Schering in Canada, and increased the royalty opportunities payable to us during the period of Schering's exclusivity.

Collaboration agreement with Kyowa Hakko Kogyo Co., Ltd.

In November 1992, we entered into a collaboration agreement with Kyowa Hakko Kogyo Co., Ltd. focused on the discovery and development of small molecule pharmaceuticals, primarily for the prevention of restenosis following angioplasty. The research term of our collaboration expired in November 1999 in accordance with the terms of that agreement. COR plans to continue this research program. COR and Kyowa Hakko both have specific development and marketing rights for any products resulting from the collaboration. In addition, under the terms of the agreement, Kyowa Hakko has certain rights to supply bulk material for the manufacture of any products resulting from the collaboration, and we have agreed to purchase our requirements for such material from Kyowa Hakko.

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

At December 31, 1999, short-term investments were as follows (in thousands):

                                         Amortized    Unrealized    Unrealized    Estimated
                                           Cost         Gains         Losses      Fair Value
                                         ---------    ----------    ----------    ----------
        U. S. government securities       $15,995       $  --        $    (53)     $15,942
        Corporate debt obligations         17,084           2             (55)      17,031
                                          -------       -----        --------      -------
                                          $33,079       $   2        $   (108)     $32,973
                                          =======       =====        ========      =======

During the year ended December 31, 1999, the Company sold short-term investments with a fair value of $46,067,000, resulting in gross realized gains of $50,000 and gross realized losses of $15,000.

The amortized cost and estimated fair value of short-term investments at December 31, 1999, classified by contractual maturity, were as follows (in thousands):

                                                   Amortized       Estimated
                                                     Cost          Fair Value
                                                   --------        ----------
        Due in one year or less                     $30,559         $30,481
        Due after one year and in less than
        three years                                   2,520           2,492
                                                    -------         -------
                                                    $33,079         $32,973
                                                    =======         =======

At December 31, 1998, short-term investments were as follows (in thousands):

                                         Amortized    Unrealized    Unrealized      Estimated
                                           Cost         Gains         Losses        Fair Value
                                         ---------    ----------    ----------      ----------
        U. S. government securities       $22,793       $ 116        $     (1)       $22,908
        Corporate debt obligations         41,683          89              (7)        41,765
                                          -------       -----        --------        -------
                                          $64,476       $ 205        $     (8)       $64,673
                                          =======       =====        ========        =======

During the years ended December 31, 1998 and 1997, the Company sold short-term investments with a fair value of $21,551,000 and $51,584,000, resulting in gross realized gains of $44,000 and $38,000 and gross realized losses of $22,000 and $86,000, respectively.

Long and short-term debt: The carrying amounts of the Company's borrowings under its secured debt agreements approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

LEASE OBLIGATIONS

The Company leases office and laboratory facilities and equipment. Rent expense for operating leases was approximately $2,965,000 in 1999, $2,521,000 in 1998, and $1,656,000 in 1997. Future minimum lease payments under non-cancelable leases are as follows (in thousands):

                                                          Capital      Operating
                                                          Leases         Leases
                                                          -------      ---------
       2000                                               $ 1,953       $ 2,501
       2001                                                 1,470         2,323
       2002                                                 1,327         2,416
       2003                                                   438         2,512
       2004                                                    --         2,164
                                                          -------       -------
       Total minimum lease payments                         5,188       $11,916
                                                                        =======
       Less amount representing interest                     (642)
                                                          -------
       Present value of future lease payments               4,546
       Less current portion                                (1,621)
                                                          -------
       Noncurrent portion of capital lease obligations    $ 2,925
                                                          =======

The aggregate and net values of property and equipment under capital lease are as follows (in thousands):

                                                           December 31,
                                                        -------------------
                                                         1999        1998
                                                        -------     -------
      Aggregate value of assets under capital lease     $ 7,671     $ 9,475
      Accumulated amortization                           (4,484)     (5,535)
                                                        -------     -------
      Net value of assets under capital lease           $ 3,187     $ 3,940
                                                        =======     =======

5. STOCKHOLDERS' EQUITY

Stock option plans

In 1988, the Company adopted the 1988 Employee Stock Option Plan and the 1988 Consultant Stock Option Plan (collectively, the "1988 Plans"). Under these plans, the Company granted both incentive and non-qualified stock options to employees and consultants. The exercise prices were set at no less than the fair market value of the Company's stock on the date of grant and the options became exercisable based upon the individual terms of the grant.

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

In 1994, the Company adopted the 1994 Non-Employee Directors' Stock Option Plan. Under this plan, as amended, the Company grants non-qualified options to Board members who are neither employees nor consultants to the Company. The exercise prices are set at no less than the fair market value of the Company's stock on the date of grant and the options become exercisable based upon the individual terms of the grant.

In 1998, the Company adopted the 1998 Non-Officer Equity Incentive Plan. Under this plan, the Company may grant non-qualified stock options and stock awards to employees who are not officers of the Company. The exercise prices are set at no less than the fair market value of the Company's stock on the date of grant and the options become exercisable based upon the individual terms of the grant.

During the past three years, options under these plans were vested and exercisable as follows:

                                                                   December 31,
                                                   -------------------------------------------
                                                      1999            1998            1997
                                                   -----------     -----------     -----------
Exercisable Shares
1988 Employee Stock Option Plan                        194,452         309,270         499,156
1988 Consultant Stock Option Plan                       20,000          59,167          72,167
1991 Equity Incentive Plan                           2,458,322       2,193,974       1,766,526
1994 Non-Employee Directors' Stock Option Plan         155,000          84,166          83,749
1998 Non-Officer Equity Incentive Plan                 110,771          37,635              --
                                                   -----------     -----------     -----------
                                                     2,938,545       2,684,212       2,421,598
                                                   ===========     ===========     ===========
Aggregate Exercise Price
1988 Employee Stock Option Plan                    $   273,000     $   338,000     $   410,000
1988 Consultant Stock Option Plan                       12,000          24,000          28,000
1991 Equity Incentive Plan                          30,042,000      26,926,000      21,767,000
1994 Non-Employee Directors' Stock Option Plan       1,876,000       1,209,000       1,238,000
1998 Non-Officer Equity Incentive Plan               1,510,000         545,000              --
                                                   -----------     -----------     -----------
                                                   $33,713,000     $29,042,000     $23,443,000
                                                   ===========     ===========     ===========

During the past three years, activity under these plans was as follows:

                                                        Options Outstanding
                                                     --------------------------
                                                                       Weighted
                                       Shares                          Average
                                     Available       Number of         Exercise
                                     for Grant         Shares           Price
                                     ----------      ----------        --------
Balance at December 31, 1996          1,171,050       3,888,635         $ 9.45
Stock awards, net of forfeitures        (28,296)             --             --
Additional shares authorized            600,000              --             --
Options granted                      (1,046,750)      1,046,750          13.24
Options forfeited                       217,932        (217,932)         11.34
Options exercised                            --        (304,922)          5.23
                                     ----------      ----------
Balance at December 31, 1997            913,936       4,412,531          10.64
Stock awards, net of forfeitures       (161,941)             --             --
Additional shares authorized            450,000              --             --
Options granted                        (731,750)        731,750          13.56
Options forfeited                       223,596        (223,596)         13.04
Options exercised                            --        (320,579)          4.39
                                     ----------      ----------
Balance at December 31, 1998            693,841       4,600,106          11.40
Stock awards, net of forfeitures          6,101              --             --
Additional shares authorized            400,000              --             --
Options granted                        (802,600)        802,600          12.56
Options forfeited                       216,566        (216,566)         13.27
Options exercised                            --        (641,121)          8.34
                                     ----------      ----------
Balance at December 31, 1999            513,908       4,545,019          11.95
                                     ==========      ==========

The Company provided deferred compensation related to stock awards of $100,000, $1,397,000, and $439,000 and reversed deferred compensation related to stock award forfeitures of $131,000, $36,000 and $0 in 1999, 1998 and 1997
respectively. The Company amortized deferred compensation expense of $972,000 in 1999, $622,000 in 1998, and $248,000 in 1997. In connection with the extension of the term of the option agreement of certain optionees, the Company recorded $423,000 of non-cash compensation expense in 1999.

The weighted-average grant-date fair value of options granted was $10.45 in 1999, $10.51 in 1998, and $9.84 in 1997.

The following table summarizes information about stock options outstanding at December 31, 1999:


                                   Weighted
                                    Average       Weighted
                    Number of      Remaining       Average       Number of        Weighted
   Range of          Options      Contractual     Exercise        Options         Average
Exercise Prices    Outstanding   Life (years)       Price       Exercisable    Exercise Price
----------------   -----------   ------------     ---------     -----------    --------------
 $ 0.30 - $ 8.88      560,097        4.56          $ 5.82          505,720         $ 5.53
 $ 9.06 - $11.19    1,411,097        7.18           10.35          688,828          10.42
 $11.38 - $12.50      967,826        4.78           12.23          885,346          12.22
 $12.75 - $15.31      925,699        5.97           13.75          546,679          14.12
 $15.38 - $21.06      680,300        7.61           17.44          311,972          16.68
 ---------------    ---------                                    ---------
 $ 0.30 - $21.06    4,545,019        6.16           11.95        2,938,545          11.47
 ===============    =========                                    =========

Stock purchase plan

In 1991, the Company adopted the 1991 Employee Stock Purchase Plan. Under this plan, full-time employees may contribute up to 15% of their compensation to purchase Common Stock at 85% of its fair market value on specified dates. As of December 31, 1999, 365,422 shares remain authorized for issuance under the stock purchase plan.
During the past three years, the Company has issued Common Stock under the stock purchase plan as follows:

                                  Shares         Range
        For the year ended        Issued       of Prices
        ------------------        -------    --------------
        December 31, 1999         181,867    $8.55 - $12.33
        December 31, 1998         182,428    $6.22 - $17.56
        December 31, 1997          88,383    $7.28 - $ 9.03

Pro forma information

The Company has elected to follow APB 25 and related Interpretations in accounting for employee stock options (see Note 1, "Summary of significant accounting policies"). Under APB 25, the Company does not recognize any compensation expense related to the grants of stock options because the exercise price of the Company's stock options is equal to the fair market value of the Company's stock on the date of grant.

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

During the past three years, the Company has used the following weighted average assumptions in the Black-Scholes model:

                                     1999        1998        1997
                                     -----       -----       -----
        Risk-free interest rate      5.44%       5.23%       6.21%
        Dividends                     None        None        None
        Volatility                    0.77        0.77        0.69
        Expected life                5 yrs       5 yrs       5 yrs

The Black-Scholes model was developed to estimate the fair value of traded options. Traded options, however, have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from traded options and because slight changes in the input assumptions can materially affect the fair value estimate, the Company does not believe that the Black-Scholes model provides a reliable measure of the fair value of the Company's employee stock options. Additionally, the effects of applying SFAS No. 123 for the recognition of compensation expense and provision of pro forma disclosures in 1999, 1998 and 1997 are not likely to be representative of the effects on reported and pro forma net income in future years because options vest over several years and additional awards may be made in subsequent years.

Per SFAS No. 123, the Company has amortized the expense of the estimated fair value over an option's vesting period. During the past three years, the Company's pro forma expense has been as follows (in thousands except for the net loss per share information):

                                                              For the Year Ended December 31,
                                                             ----------------------------------
                                                               1999         1998         1997
                                                             --------     --------     --------
       Net loss (as reported)                                $(26,070)    $(27,614)    $(33,492)
       Basic and diluted net loss per share (as reported)    $  (1.05)    $  (1.14)    $  (1.60)
       Pro forma net loss                                    $(33,887)    $(35,223)    $(39,677)
       Pro forma basic and diluted net loss per share        $  (1.37)    $  (1.46)    $  (1.89)

Common shares reserved for future issuance

At December 31, 1999, 5,424,349 shares of Common Stock were reserved for future issuance under the stock option and stock purchase plans.


Preferred stock and anti-takeover provisions

In January 1995, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan, commonly referred to as a "poison pill." The Company's Certificate of Incorporation requires the approval of at least 66 2/3% of the voting stock for certain transactions with or proposed by a holder of 15% or more of the Company's voting stock. Pursuant to the Company's Certificate of Incorporation, the Company's Board of Directors has the authority, without further action of the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to determine the price, rights, preferences and privileges of those shares. The rights of holders of common stock will be subject to the rights of the holders of any preferred stock that may be issued in the future.

6.      INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards and research and development tax credit carryforwards as follows (in thousands):

                                                            U.S. Federal    California
                                                            ------------    ----------
       Net operating loss carryforwards                       $174,100       $20,800
       Research and development tax credit carryforwards       $ 4,800       $ 3,300

The federal net operating loss and research and development tax credit carryforwards, if not utilized to offset taxable income in future periods, expire between the years 2003 and 2019. The State of California net operating loss carryforwards, if not utilized to offset taxable income in future periods, expire between the years 2001 and 2004.

Because of the "change of ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss and research and development tax credit carryforwards may be subject to an annual limitation regarding utilization against taxable income in future periods.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at December 31, 1999 and 1998 were as follows (in thousands):

                                                          December 31,
                                                      ---------------------
                                                        1999        1998
                                                      --------     --------
       Net operating loss carryforwards               $ 60,400     $ 61,700
       Capitalized research and development              8,400        9,500
       Research and development credits                  7,200        5,300
       Deferred revenue                                 10,900           --
       Other, net                                        6,800        5,300
                                                      --------     --------
       Net deferred tax assets                          93,700       81,800
       Valuation allowance for deferred tax assets     (93,700)     (81,800)
                                                      --------     --------
                                                      $     --     $     --
                                                      ========     ========

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $13,000,000 and $10,900,000 during the years ended December 31, 1998 and 1997, respectively.

7. CONTINGENCIES

In October 1997, a patent opposition was filed in Europe by another company against the claims of a patent granted to the Company in Europe covering broad, generic claims for INTEGRILIN(R) (eptifibatide) Injection, as well as numerous related compounds that are not part of the Company's core technology. The opposition asserts that all claims of the patent are unpatentable. The Company intends to continue to vigorously defend its patent. However, this patent opposition may result in an unfavorable outcome.

8. SUBSEQUENT EVENTS (UNAUDITED)

In January 2000, the Company authorized 1,300,000 additional common shares for issuance under the Company's stock option plans, 900,000 of which are subject to shareholder approval.

In February 2000 the Company completed a private placement of $300,000,000 5.0% convertible subordinated notes due March 1, 2007 (the Notes). The Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt and may be convertible under certain conditions. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2000. The Notes may be converted by the note holders into shares of COR common stock at a conversion rate of 14.8028 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of $67.56 per share. The conversion rate is subject to adjustment in certain events. The Company may redeem the Notes on or after March 1, 2003 and prior to maturity, at a premium. The Company incurred issuance costs related to this offering of approximately $11,000,000 (including aggregate underwriting discounts and commissions) which we expect to amortize to interest expense over the life of the Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                              PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 23, 2000, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

The information required by this Item concerning the Company's executive officers is set forth in PART I, Item I of this Report.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)    1.     INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page in
                                                                                                   Form 10-K
                                                                                                   ---------
       Report of Ernst & Young LLP, Independent Auditors                                              29
       Balance Sheets at December 31, 1999 and 1998                                                   30
       Statements of Operations for the years ended December 31, 1999, 1998 and 1997                  31
       Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997        32
       Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                  33
       Notes to Financial Statements                                                                  34

        2. All schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

       3.     EXHIBITS

            Number      Exhibit
           ---------    --------------------------------------------------------
             3.1(9)     Restated Certificate of Incorporation of the Registrant.

             3.2(2)     By-laws of the Registrant.

             4.1        Reference is made to Exhibits 3.1 and 3.2.

             4.2(8) Registrant's Preferred Share Purchase Rights Agreement between the Registrant and Chemical Trust Company of California, dated as of January 23, 1995.

           *10.1(2) Form of Indemnification Agreement between the Registrant and its directors, executive officers and officers.

           *10.2(2) Registrant's 1988 Employee Stock Option Plan and related agreements.

           *10.3(2) Registrant's 1988 Consultant Stock Option Plan and related agreements.

          ++10.4(2)     Research, Option and License Agreement between the
                        Registrant and Eli Lilly and Company, dated May 1, 1991.

            10.5(2)     Lease Agreement between the Registrant and NC Land
                        Associates Limited Partnership, dated September 23,
                        1988, as amended August 30, 1989 and Lease Rider, dated
                        September 23, 1988.

           *10.6(1)     Forms of option agreements used under the Registrant's
                        1991 Equity Incentive Plan.

           *10.7(3)     Form of offering document used under the Registrant's
                        1991 Employee Stock Purchase Plan.


          ++10.8(4)     Collaboration Research Agreement between the Registrant
                        and Kyowa Hakko Kogyo, Co., Ltd., dated November 30,
                        1992.

          ++10.9(5)     Collaboration Agreement between Eli Lilly and Company
                        and the Registrant, dated May 28, 1993.

          ++10.10(6)    Collaboration Agreement between Ortho Pharmaceutical
                        Corporation and the Registrant, dated December 21, 1993.

           *10.11(10)   Registrant's 1994 Non-employee Directors' Stock Option
                        Plan, as amended.

           *10.12(10)   Registrant's 1991 Stock Purchase Plan, as amended.

           *10.13(10)   Registrant's 1991 Equity Incentive Plan, as amended.

          ++10.14(10)   Amendment No. 1 to Collaboration Research Agreement
                        between the Registrant and Kyowa Hakko Kogyo Co., Ltd.,
                        dated May 9, 1994.

          ++10.15(8)    Collaboration Agreement between Schering-Plough Ltd.,
                        Schering Corporation and the Registrant, dated April 10,
                        1995.

            Number      Exhibit
           ---------    --------------------------------------------------------
          ++10.16(10)   Amendment No. 2 to Collaboration Research Agreement
                        between the Registrant and Kyowa Hakko Kogyo Co., Ltd.,
                        dated July 13, 1995.

          ++10.17(10)   Amendment No. 3 to Collaboration Research Agreement
                        between the Registrant and Kyowa Hakko Kogyo Co., Ltd.,
                        dated August 1, 1995.

          ++10.18(9)    Amendment No. 4 to Collaboration Research Agreement
                        between the Registrant and Kyowa Hakko Kogyo, Co., Ltd.,
                        dated November 10, 1995.

          ++10.19(10)   Amendment No. 1 to Collaboration Research Agreement
                        between Ortho Pharmaceutical Corporation and the
                        Registrant, dated September 27, 1996.

          ++10.20(10)   Amendment No. 1 to Collaboration Research Agreement
                        between Eli Lilly and Company and the Registrant, dated
                        November, 1996.

          ++10.21(10)   Amendment No. 5 to Collaboration Research Agreement
                        between the Registrant and Kyowa Hakko Kogyo Co., Ltd.,
                        dated December 17, 1996.

           *10.22(10)   Description of Registrant's 1996 Incentive Pay Plan.

          ++10.23(11)   Long Term Supply Agreement between Registrant and
                        Solvay, Societe Anonyme, dated September 28, 1995.

          ++10.24(11)   Amendment No. 1 to the Long Term Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated April 1, 1997.

          ++10.25(11)   License and Supply Agreement between the Registrant and
                        Solvay, Societe Anonyme, dated July 27, 1994.

          ++10.26(11)   First Amendment to the License and Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated March 13, 1995.

          ++10.27(11)   Second Amendment to the License and Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated June 1, 1995.

          ++10.28(11)   Third Amendment to the License and Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated September 5, 1995.

          ++10.29(11)   Letter Amendment to the License and Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated June 6, 1996.

          ++10.30(11)   Fourth Amendment to the License and Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated April 1, 1997.

           *10.31(12)   1998 Non-Officer Equity Incentive Plan.

           *10.32(12)   Form of Option Agreements used for the 1998 Non-Officer
                        Equity Incentive Plan.

          ++10.33(12)   Amendment to Collaboration Agreement, dated December 23,
                        1998, between Schering-Plough Ltd. and Schering
                        Corporation and the Registrant.

          *10.34(13)    Key Employee Change in Control Severance Plan

           +10.35       Second Amendment to Collaboration Agreement, dated
                        November 5, 1999, between Schering-Plough Ltd. and
                        Schering Corporation and the Registrant.

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

          (12) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated by reference herein.

          (13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated by reference herein.

(B)     REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed for the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on the 24th day of March, 2000.



                                            COR THERAPEUTICS, INC.

                                        By  /s/ PETER S. RODDY
                                            -----------------------------------
                                            Peter S. Roddy
                                            Vice President, Finance
                                            (Principal Accounting Officer)


POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter S. Roddy and Vaughn M. Kailian, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                                    Title                              Date
-------------------------------------    ----------------------------------------------    --------------

/s/ VAUGHN M. KAILIAN                    President, Chief Executive Officer and            March 24, 2000
-------------------------------------    Director (Principal Executive and
Vaughn M. Kailian                        Financial Off Officer)
                                          Officer)

/s/ CHARLES J. HOMCY                     Executive Vice President, Research and            March 24, 2000
-------------------------------------    Development and Director
Charles J. Homcy

/s/ PETER S. RODDY                       Vice President, Finance (Principal Accounting     March 24, 2000
-------------------------------------    Officer)
Peter S. Roddy

/s/ SHAUN R. COUGHLIN                    Director                                          March 24, 2000
-------------------------------------
Shaun R. Coughlin

/s/ JAMES T. DOLUISIO                    Director                                          March 24, 2000
-------------------------------------
James T. Doluisio

/s/ JERRY T. JACKSON                     Director                                          March 24, 2000
-------------------------------------
Jerry T. Jackson

/s/ ERNEST MARIO                         Director                                          March 24, 2000
-------------------------------------
Ernest Mario

/s/ ROBERT R. MOMSEN                     Director                                          March 24, 2000
-------------------------------------
Robert R. Momsen

/s/ LLOYD HOLLINGSWORTH SMITH, JR.       Director                                          March 24, 2000
-------------------------------------
Lloyd Hollingsworth Smith, Jr.

                                 EXHIBIT INDEX

            Number      Exhibit
           ---------    --------------------------------------------------------
             3.1(9)     Restated Certificate of Incorporation of the Registrant.

             3.2(2)     By-laws of the Registrant.

             4.1        Reference is made to Exhibits 3.1 and 3.2.

             4.2(8) Registrant's Preferred Share Purchase Rights Agreement between the Registrant and Chemical Trust Company of California, dated as of January 23, 1995.

           *10.1(2) Form of Indemnification Agreement between the Registrant and its directors, executive officers and officers.

           *10.2(2) Registrant's 1988 Employee Stock Option Plan and related agreements.

           *10.3(2) Registrant's 1988 Consultant Stock Option Plan and related agreements.

          ++10.4(2)     Research, Option and License Agreement between the
                        Registrant and Eli Lilly and Company, dated May 1, 1991.

            10.5(2)     Lease Agreement between the Registrant and NC Land
                        Associates Limited Partnership, dated September 23,
                        1988, as amended August 30, 1989 and Lease Rider, dated
                        September 23, 1988.

           *10.6(1)     Forms of option agreements used under the Registrant's
                        1991 Equity Incentive Plan.

           *10.7(3)     Form of offering document used under the Registrant's
                        1991 Employee Stock Purchase Plan.


          ++10.8(4)     Collaboration Research Agreement between the Registrant
                        and Kyowa Hakko Kogyo, Co., Ltd., dated November 30,
                        1992.

          ++10.9(5)     Collaboration Agreement between Eli Lilly and Company
                        and the Registrant, dated May 28, 1993.

          ++10.10(6)    Collaboration Agreement between Ortho Pharmaceutical
                        Corporation and the Registrant, dated December 21, 1993.

           *10.11(10)   Registrant's 1994 Non-employee Directors' Stock Option
                        Plan, as amended.

           *10.12(10)   Registrant's 1991 Stock Purchase Plan, as amended.

           *10.13(10)   Registrant's 1991 Equity Incentive Plan, as amended.

          ++10.14(10)   Amendment No. 1 to Collaboration Research Agreement
                        between the Registrant and Kyowa Hakko Kogyo Co., Ltd.,
                        dated May 9, 1994.

          ++10.15(8)    Collaboration Agreement between Schering-Plough Ltd.,
                        Schering Corporation and the Registrant, dated April 10,
                        1995.

            Number      Exhibit
           ---------    --------------------------------------------------------
          ++10.16(10)   Amendment No. 2 to Collaboration Research Agreement
                        between the Registrant and Kyowa Hakko Kogyo Co., Ltd.,
                        dated July 13, 1995.

          ++10.17(10)   Amendment No. 3 to Collaboration Research Agreement
                        between the Registrant and Kyowa Hakko Kogyo Co., Ltd.,
                        dated August 1, 1995.

          ++10.18(9)    Amendment No. 4 to Collaboration Research Agreement
                        between the Registrant and Kyowa Hakko Kogyo, Co., Ltd.,
                        dated November 10, 1995.

          ++10.19(10)   Amendment No. 1 to Collaboration Research Agreement
                        between Ortho Pharmaceutical Corporation and the
                        Registrant, dated September 27, 1996.

          ++10.20(10)   Amendment No. 1 to Collaboration Research Agreement
                        between Eli Lilly and Company and the Registrant, dated
                        November, 1996.

          ++10.21(10)   Amendment No. 5 to Collaboration Research Agreement
                        between the Registrant and Kyowa Hakko Kogyo Co., Ltd.,
                        dated December 17, 1996.

           *10.22(10)   Description of Registrant's 1996 Incentive Pay Plan.

          ++10.23(11)   Long Term Supply Agreement between Registrant and
                        Solvay, Societe Anonyme, dated September 28, 1995.

          ++10.24(11)   Amendment No. 1 to the Long Term Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated April 1, 1997.

          ++10.25(11)   License and Supply Agreement between the Registrant and
                        Solvay, Societe Anonyme, dated July 27, 1994.

          ++10.26(11)   First Amendment to the License and Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated March 13, 1995.

          ++10.27(11)   Second Amendment to the License and Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated June 1, 1995.

          ++10.28(11)   Third Amendment to the License and Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated September 5, 1995.

          ++10.29(11)   Letter Amendment to the License and Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated June 6, 1996.

          ++10.30(11)   Fourth Amendment to the License and Supply Agreement
                        between Registrant and Solvay, Societe Anonyme, as
                        amended, dated April 1, 1997.

           *10.31(12)   1998 Non-Officer Equity Incentive Plan.

           *10.32(12)   Form of Option Agreements used for the 1998 Non-Officer
                        Equity Incentive Plan.

          ++10.33(12)   Amendment to Collaboration Agreement, dated December 23,
                        1998, between Schering-Plough Ltd. and Schering
                        Corporation and the Registrant.

          *10.34(13)    Key Employee Change in Control Severance Plan

           +10.35       Second Amendment to Collaboration Agreement, dated
                        November 5, 1999, between Schering-Plough Ltd. and
                        Schering Corporation and the Registrant.

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

          (12) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated by reference herein.

          (13) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated by reference herein.