Form 10-Q
period 2000-03-31
COR THERAPEUTICS INC / DE
filed 2000-05-10
CIK 874865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended March 31, 2000.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, the number of outstanding shares of the Registrant's Common Stock was 26,421,088.

================================================================================

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                                      INDEX

                                                                                                           Page
Section        Contents                                                                                     No.
-------        --------                                                                                    ----
PART I         FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements and Notes

               Condensed Balance Sheets - March 31, 2000 and December 31, 1999                               3
               Condensed Statements of Operations - for the three months ended March 31, 2000 and 1999       4

               Condensed Statements of Cash Flows - for the three months ended March 31, 2000 and 1999       5

               Notes to Condensed Financial Statements                                                       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations         9

Item 3.        Financial Market Risks                                                                       18

PART II        OTHER INFORMATION

Item 2.        Recent Sale of Unregistered Securities                                                       18
Item 6.        Exhibits and Reports on Form 8-K                                                             19

SIGNATURES                                                                                                  20


INTEGRILIN(R) (eptifibatide) Injection, COR Therapeutics(R), and COR(R) are registered trademarks of COR Therapeutics, Inc.



--------------------------------------------------------------------------------
                                  Page 2 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS AND NOTES


                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                   March 31,      December 31,
                                                     2000             1999
                                                  -----------     ------------
                                                  (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                      $ 145,099       $  12,780
    Short-term investments                           193,737          32,973
    Contract receivables                               9,184           5,751
    Prepaid copromotion expenses                      31,407          30,747
    Other current assets                                 965             791
                                                   ---------       ---------
        Total current assets                         380,392          83,042

Property and equipment, net                            4,775           4,855
Other assets                                          10,416              --
                                                   ---------       ---------
                                                   $ 395,583       $  87,897
                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $  10,304       $  11,020
    Accrued interest payable                           1,465              --
    Accrued compensation                               4,906           4,525
    Accrued development costs                          2,309           1,768
    Accrued copromotion costs                          1,348           1,291
    Deferred revenue                                  30,574          27,480
    Other accrued liabilities                            503             511
    Capital lease obligations--current portion         1,512           1,621
                                                   ---------       ---------
        Total current liabilities                     52,921          48,216
Capital lease obligations--noncurrent portion          2,581           2,925
Convertible subordinated notes                       300,000              --

Stockholders' equity                                 265,256         251,990
Accumulated deficit                                 (225,175)       (215,234)
                                                   ---------       ---------
        Total stockholders' equity                    40,081          36,756
                                                   ---------       ---------
                                                   $ 395,583       $  87,897
                                                   =========       =========


                             See accompanying notes



--------------------------------------------------------------------------------
                                  Page 3 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)


                                                                      Three Months Ended
                                                                          March 31,
                                                                   -----------------------
                                                                     2000           1999
                                                                   --------       --------
Contract revenues:
    Copromotion revenue                                            $ 16,904       $  5,668
    Development and other contract revenue                              992          1,853
                                                                   --------       --------
        Total contract revenues                                      17,896          7,521
                                                                   --------       --------

Expenses:
    Cost of copromotion revenue                                      10,947          3,917
    Research and development                                         10,414          9,984
    Marketing, general and administrative                             7,180          6,196
                                                                   --------       --------
        Total expenses                                               28,541         20,097
                                                                   --------       --------

Loss from operations                                                (10,645)       (12,576)

Interest income                                                       2,392            857
Interest expense                                                     (1,688)          (117)
                                                                   --------       --------

Net loss                                                           $ (9,941)      $(11,836)
                                                                   ========       ========

Basic and diluted net loss per share                               $  (0.38)      $  (0.48)
                                                                   ========       ========

Shares used in computing basic and diluted net loss per share        25,888         24,471
                                                                   ========       ========


                             See accompanying notes



--------------------------------------------------------------------------------
                                  Page 4 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                            (unaudited, in thousands)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            2000            1999
                                                                         ---------       ---------
Cash flows used in operating activities:
    Net loss                                                             $  (9,941)      $ (11,836)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                                          697             642
        Amortization of deferred compensation                                   44             268
        Changes in assets and liabilities:
            Contract receivables                                            (3,433)            866
            Prepaid copromotion expenses                                      (660)         (3,899)
            Other current assets                                              (174)         (1,390)
            Accounts payable                                                  (716)           (240)
            Accrued interest payable                                         1,465              --
            Accrued compensation                                               381          (1,115)
            Accrued development costs                                          541            (955)
            Accrued copromotion costs                                           57             456
            Deferred revenue                                                 3,094           2,827
            Other accrued liabilities                                           (8)           (157)
                                                                         ---------       ---------
                Total adjustments                                            1,288          (2,697)
                                                                         ---------       ---------
            Net cash used in operating activities                           (8,653)        (14,533)
                                                                         ---------       ---------
Cash flows provided by (used in) investing activities:
    Purchases of short-term investments                                   (168,987)         (5,957)
    Sales of short-term investments                                          1,662          25,162
    Maturities of short-term investments                                     6,432           6,497
    Additions to property and equipment                                       (492)           (524)
                                                                         ---------       ---------
        Net cash provided by (used in) investing activities               (161,385)         25,178
                                                                         ---------       ---------
Cash flows provided by (used in) financing activities:
    Proceeds from capital lease obligations                                     --             479
    Repayment of capital lease obligations                                    (453)           (594)
    Proceeds from convertible subordinated notes, net of issuance costs    289,459              --
    Issuance of common stock                                                13,351             334
                                                                         ---------       ---------
        Net cash provided by financing activities                          302,357             219
                                                                         ---------       ---------
Net increase in cash and cash equivalents                                  132,319          10,864
Cash and cash equivalents at the beginning of the period                    12,780          10,532
                                                                         ---------       ---------
Cash and cash equivalents at the end of the period                       $ 145,099       $  21,396
                                                                         =========       =========


                             See accompanying notes



--------------------------------------------------------------------------------
                                  Page 5 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COR Therapeutics, Inc. was incorporated in Delaware on February 4, 1988. COR Therapeutics, Inc. is sometimes referred to in this Report as COR, COR Therapeutics, the Company, we, our or us. COR is dedicated to the discovery, development and commercialization of novel pharmaceutical products to establish new standards of care for the treatment and prevention of severe cardiovascular diseases. INTEGRILIN(R) (eptifibatide) Injection is the first product that COR has taken from discovery to commercialization. Approved by the U.S. Food and Drug Administration ("FDA") in May 1998, INTEGRILIN is indicated for the treatment of patients with an acute coronary syndrome and patients who undergo angioplasty procedures.

Interim financial information

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, these condensed financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of its operations and its cash flows. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

Contract Revenues

Contract revenues include copromotion revenue, milestone revenue, and development and other contract revenue. Milestone revenue and development and other contract revenue are recorded as earned based on the performance requirements of the contract, while related costs are expensed as incurred. Other contract revenue includes recognition of reimbursement to COR by Schering-Plough Ltd. and Schering Corporation (collectively, "Schering") of certain manufacturing-related expenses for materials used outside copromotion territories at the time the reimbursement is realizable and earned. Copromotion revenue is generally recognized at the time of shipment of the related product by Schering to wholesalers and is recorded net of allowances, if any, that management believes are necessary. The Company did not record milestone revenue for the three months ended March 31, 2000 or for the three months ended March 31, 1999 as no milestones were achieved during these periods.

Copromotion revenue includes the Company's share of profits, as defined in the agreement with Schering, from the sales of INTEGRILIN by Schering, as well as the reimbursement by Schering of the Company's costs of copromotion revenue, at the time the reimbursement is realizable and earned. The Company's costs of copromotion revenue consists of certain manufacturing-related and marketing expenses used within copromotion territories. Certain manufacturing-related expenses are deferred until the time of shipment of related product by Schering to its customers inside and outside copromotion territories. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned. To the extent that costs of copromotion revenue from prior periods have not been reimbursed to the Company, Schering will make reimbursements from future sales of INTEGRILIN, if any.



--------------------------------------------------------------------------------
                                  Page 6 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Prepaid copromotion expenses

Prepaid copromotion expenses represent materials on-hand, valued at cost, and prepayments to third-party suppliers associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):

                                      March 31,    December 31,
                                        2000          1999
                                      ---------    ------------
    Deposits and prepayments           $ 5,500       $ 5,626
    Bulk materials                      12,587        13,169
    Finished goods                      13,320        11,952
                                       -------       -------
                                       $31,407       $30,747
                                       =======       =======

Other assets

Other assets represent issuance costs, net of related amortization, associated with the Company's sale of $300 million of convertible subordinated notes in February 2000. These issuance costs are being amortized to interest expense over the seven-year life of the notes.

Information concerning market and source of supply concentration

The Company and Schering copromote one product, INTEGRILIN(R) (eptifibatide) Injection, in the United States. Schering also markets INTEGRILIN in Europe as the Company's exclusive licensee on a royalty-bearing basis. The Company has established long-term supply arrangements with two suppliers for the bulk product and with another two suppliers for the filling and final packaging of INTEGRILIN.

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred. Advertising and promotion costs totaled $3,288,000 and $3,037,000 for the three months ended March 31, 2000 and 1999, respectively.

Reclassification

The Company has reclassified certain prior year balances to conform to the current year presentation.

Comprehensive Income (Loss)

The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income (loss). For the three months ended March 31, 2000 and 1999, unrealized gains or losses were not material and total comprehensive loss closely approximated net loss in each period.

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

The Company's business activities include the discovery, development and commercialization of novel cardiovascular pharmaceutical products and have been organized into one operating segment. All of the Company's operating assets are located in the United States. All of the Company's revenues are derived from within the United States, except for royalty revenue earned on sales of INTEGRILIN by Schering outside of the United States.



--------------------------------------------------------------------------------
                                  Page 7 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Recent accounting pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable up-front fees received in connection with collaboration agreements. The Company is currently evaluating the impact of SAB 101 on its revenue recognition policy related to milestone and license fees received from Schering.


2. FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value.

Short-term investments: Short-term investments consist of marketable government and other debt securities and are classified as available-for-sale. These investments are carried at fair value and any unrealized gains and losses are reported in a separate component of stockholders' equity. The fair values are based upon quoted market prices.

The amortized cost and estimated fair value of short-term investments at March 31, 2000, classified by contractual maturity, were as follows (in thousands):

                                                      Amortized    Estimated
                                                        Cost       Fair Value
                                                      ---------    ----------
       Due in one year or less                        $ 98,163     $ 98,053
       Due after one year and in less than three
       years                                            95,816       95,684
                                                      --------     --------
                                                      $193,979     $193,737
                                                      ========     ========

During the three months ended March 31, 2000, the Company sold short-term investments with a fair value of $1,662,000, resulting in gross realized gains of $2,000 and gross realized losses of $0.

Long and short-term debt: The carrying amounts of the Company's borrowings under its secured debt agreements approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


3. NET LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), basic and diluted net loss per share has been computed using the weighted average number of shares of Common Stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net income per share as well as the impact of the following weighted average potential dilutive common shares (in thousands):

                                              Three months ended March 31,
                                              ----------------------------
                                                 2000            1999
                                                 -----           -----
      Potential dilutive common shares:
         Stock options                           3,219           1,588
         Convertible subordinated notes          1,765              --
                                                 -----           -----
                                                 4,984           1,588
                                                 =====           =====



--------------------------------------------------------------------------------
                                  Page 8 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

The impact of these potential dilutive common shares has been excluded from the computation of diluted earnings per share because the impact is anti-dilutive for all periods presented.

4. CONVERTIBLE SUBORDINATED NOTES

In February 2000 the Company completed a private placement of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes due March 1, 2007 (the "Notes"). The Notes are unsecured and subordinated in right of payment to all of the Company's existing and future senior debt as defined in the Indenture governing the Notes. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2000. The Notes may be converted by the note holders into shares of COR common stock at a conversion rate of 14.8028 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of $67.56 per share. The conversion rate is subject to adjustment in certain events. The Company has reserved 4,441,000 shares of its authorized common stock for issuance upon conversion of the Notes. The Company may redeem the Notes on or after March 1, 2003 and prior to maturity, at a premium. The Company incurred issuance costs related to this offering of approximately $10,800,000 (including aggregate underwriting discounts and commissions) which are recorded in other assets and are being amortized to interest expense over the seven-year life of the Notes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this document includes forward-looking statements which involve risks and uncertainties. Actual results of the Company's activities may differ significantly from the potential results discussed in such forward-looking statements. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Risk factors that might cause such differences include, but are not limited to, those factors identified below and in the sections titled "Business" and "Business-Additional Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


OVERVIEW

COR is dedicated to the discovery, development and commercialization of novel pharmaceutical products to establish new standards of care for the treatment and prevention of severe cardiovascular diseases. The Company has incurred a cumulative net loss of $225,175,000 through March 31, 2000. The Company has funded its operations primarily through public and private debt and equity financings and proceeds from research and development and commercialization collaboration agreements.

INTEGRILIN(R) (eptifibatide) Injection is the first product that the Company has taken from discovery to commercialization. Approved by the FDA in May 1998, INTEGRILIN is indicated for the treatment of patients with an acute coronary syndrome and patients who undergo angioplasty procedures. The acute coronary syndrome indication includes patients with unstable angina and non-Q-wave myocardial infarction, whether they receive medical treatment or undergo angioplasty. Launched in June 1998 in the United States in conjunction with Schering, INTEGRILIN is the only drug in its class that is approved by the FDA for use in both acute coronary syndromes and in angioplasty. COR and Schering co-promote the drug in the United States and share any profits or losses.

Schering markets INTEGRILIN in Europe as the Company's exclusive licensee on a royalty-bearing basis. INTEGRILIN has also received regulatory approval in a number of countries outside the European Union and the United States and is marketed in those countries by Schering as the Company's exclusive licensee on a royalty-bearing basis.



--------------------------------------------------------------------------------
                                  Page 9 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Total sales of INTEGRILIN(R) (eptifibatide) Injection, as reported to COR by Schering, were $27,600,000 and $11,300,000 for the three months ended March 31, 2000 and 1999, respectively. Product sales reported by Schering for either period are not necessarily indicative of product sales for any future period.

The ESPRIT study of INTEGRILIN was a randomized, double-blind, placebo-controlled trial, originally planned for 2,400 patients undergoing non-urgent percutaneous coronary intervention involving placement of a stent. In March 2000, COR and Schering announced that INTEGRILIN significantly reduced the combined incidence of death, heart attack, need for urgent repeat intervention, or the need for thrombotic bail-out therapy from 10.5 percent with placebo to
6.6 percent (P = 0.0015) over the 48 hours following non-urgent balloon angioplasty combined with intracoronary stenting. This was the primary endpoint of the ESPRIT study. In February 2000, an independent Data Safety Monitoring Committee determined that enrollment in the study should be stopped early in the ESPRIT study after an interim analysis of 1,758 patients revealed a highly statistically significant reduction in death or heart attack combined at 48 hours with INTEGRILIN relative to placebo. Additional results of the ESPRIT study of INTEGRILIN were presented in March 2000 at the 49th Scientific Sessions of the American College of Cardiology in Anaheim, California.

COR and Schering are conducting or have conducted Phase II clinical trials of INTEGRILIN with different fibrinolytics in the setting of acute myocardial infarction. COR and Schering also sponsor additional clinical trials of INTEGRILIN in a variety of clinical settings.

In addition to the Company's commercial and clinical activities, COR continues to pursue a wide array of research and development programs. We have developed an oral GP IIb-IIIa inhibitor, called cromafiban, to prevent platelet aggregation. Results to date of Phase I and initial Phase II studies for cromafiban show that it has high affinity and specificity for GP IIb-IIIa. Inhibition of platelet aggregation by cromafiban has been shown to be dose- and concentration-dependent. Plasma concentrations have indicated a sufficiently long elimination half-life to allow for once-daily dosing with a low peak-to-trough ratio. No food interactions have been observed. Minor bleeding has been the most prevalent complication encountered during cromafiban therapy in clinical trials. COR is also conducting preclinical research and development in several other cardiovascular programs.


RESULTS OF OPERATIONS

Three months ended March 31, 2000 and 1999

Total contract revenues, which include copromotion and development and other contract revenue, were $17,896,000 for the three months ended March 31, 2000 compared to $7,521,000 for the three months ended March 31, 1999. Copromotion revenue related to the sales of INTEGRILIN by Schering was $16,904,000 for the three months ended March 31, 2000 compared to $5,668,000 for the three months ended March 31, 1999. Development and other contract revenue was $992,000 for the three months ended March 31, 2000 compared to $1,853,000 for the three months ended March 31, 1999. Development and other contract revenue varies due to fluctuations in clinical trial and other development activities. The Company expects total contract revenues to continue to fluctuate in the future.

Cost of copromotion revenue was $10,947,000 for the three months ended March 31, 2000 compared to $3,917,000 for the three months ended March 31, 1999, consistent with increased sales of INTEGRILIN in 2000. Cost of copromotion revenue includes certain manufacturing-related and marketing expenses incurred in connection with the collaboration with Schering.

Research and development expenses were $10,414,000 for the three months ended March 31, 2000 compared to $9,984,000 for the three months ended March 31, 1999. The increase in 2000 compared to 1999 was due to the timing of clinical trial activities and to increases in headcount and other research, development and clinical activities associated with product candidates. The Company expects research and development expenses to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development.



--------------------------------------------------------------------------------
                                 Page 10 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Marketing, general and administrative expenses were $7,180,000 for the three months ended March 31, 2000 compared to $6,196,000 for the three months ended March 31, 1999. The increase in 2000 compared to 1999 was primarily due to the addition of marketing and sales personnel for the commercialization of INTEGRILIN(R) (eptifibatide) Injection, as well as increased staffing and administrative expenses associated with general corporate activities. The Company expects marketing, general and administrative costs to continue to increase over the next several years.

Interest income (net) was $704,000 for the three months ended March 31, 2000 compared to $740,000 for the three months ended March 31, 1999. The decrease in 2000 compared to 1999 was primarily due to changes in average cash and investment balances and average outstanding debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had available cash, cash equivalents and short-term investments of $338,836,000 at March 31, 2000. Cash in excess of immediate requirements is invested according to the Company's investment policy. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. From inception, the Company has funded its operations primarily through public and private debt and equity financings and proceeds from collaboration agreements, including proceeds related to the sales of INTEGRILIN by Schering. Additional funding has come from grant revenues, interest income and property and equipment financings.

Net cash used in operating activities and additions to property and equipment was $9,145,000 for the three months ended March 31, 2000, compared to $15,057,000 for the three months ended March 31, 1999. The decrease in 2000 compared to 1999 was primarily due to the timing of activities related to the agreement with Schering and to the effect of reduced losses from operations. The Company's cash requirements for operating activities and additions to property and equipment may increase in future periods. The timing of these cash requirements may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development.

Cash provided by financing activities was $302,357,000 for the three months ended March 31, 2000 compared to $219,000 for the three months ended March 31, 1999. The amount for the three months ended March 31, 2000 results primarily from the issuance of $300,000,000 aggregate principal amount of 5% convertible subordinated notes in February 2000. The Notes are unsecured and mature on March 1, 2007. The Notes are subordinated in right of payment to all of the Company's existing and future senior debt (as defined in the Indenture governing the Notes) and do not restrict the Company from incurring additional senior debt. See "Note 4 of Notes to Condensed Financial Statements".

The Company expects its cash requirements will increase in future periods due to costs related to continuation and expansion of research and development, including clinical trials, and increased marketing, sales, general and administrative activities. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current level of operations for the next several years. However, the Company's cash requirements may change depending on numerous factors, including the progress of the Company's research and development programs, the scope and results of preclinical and clinical studies and the number and nature of the indications the Company pursues in clinical studies. The Company's cash requirements may also change due to the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's future products and the status of competitive products. In addition, expenditures may depend on the establishment and maintenance of collaboration relationships with other companies, the availability of financing, and other factors. The Company's capital requirements may also change because of other unanticipated circumstances. The Company may need to raise substantial additional funds in the future. Such funds may not be available on favorable terms, if at all. If such funds are unavailable, the Company may need to delay or curtail its research and development activities to a significant extent.



--------------------------------------------------------------------------------
                                 Page 11 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

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

Historically, our expenses have exceeded revenues. We incur significant expenses in developing, training, maintaining, and managing our sales organization. The cost of maintaining our sales force may exceed INTEGRILIN product revenues, and our direct marketing and sales efforts may not be successful. We had an accumulated deficit as of March 31, 2000, of approximately $225,000,000. These losses may increase as we expand our commercialization and research and development activities, and such losses may fluctuate significantly from quarter to quarter. We may not sustain or increase our contract revenues derived from product sales or achieve profitable operations.

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



--------------------------------------------------------------------------------
                                 Page 12 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

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

Our collaborative relationships may not be successful or lead to the development or commercialization of any particular product or any product opportunity in the ongoing development and marketing of INTEGRILIN. Although under our current agreements we work exclusively with our collaborators within a defined field for a defined period, a collaborator or collaborators may terminate its or their agreement with us or separately pursue alternative products, therapeutic approaches, or technologies as a means of developing treatments for the diseases targeted by us or a collaboration. For these and other reasons, even if a collaborator continues its contributions to the arrangement with us, it may nevertheless determine not to actively pursue the development or commercialization of any resulting products. In that event, our ability to pursue potential products could be severely limited.

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



--------------------------------------------------------------------------------
                                 Page 13 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

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



--------------------------------------------------------------------------------
                                 Page 14 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

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



--------------------------------------------------------------------------------
                                 Page 15 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Substantial leverage may adversely affect our cash flow and ability to meet our debt service obligations

In February 2000, we increased our outstanding debt by completing a private placement of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes due March 1, 2007. As a result, our principal and interest payment obligations increased substantially. The Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt and may be convertible under certain conditions. We expect from time to time to enter into additional financing arrangements to finance capital expenditures and as future needs arise.

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



--------------------------------------------------------------------------------
                                 Page 16 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

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



--------------------------------------------------------------------------------
                                 Page 17 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

ITEM 3. FINANCIAL MARKET RISKS

The Company is exposed to interest rate risk on its investments of excess cash. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality government and other debt securities. To minimize the exposure due to adverse shifts in interest rates, the Company invests in short-term securities with maturities of less than three years. If a 10% change in interest rates were to have occurred on March 31, 2000, such a change would not have had a material effect on the fair value of the Company's investment portfolio as of that date. Due to the short holding period of the Company's short-term investments, the Company has concluded that it does not have a material financial market risk exposure.


PART II. OTHER INFORMATION

ITEM 2. RECENT SALE OF UNREGISTERED SECURITIES

In February 2000 the Company completed a private placement of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes due March 1, 2007. The initial purchasers of the Notes were Goldman, Sachs & Co., Chase Securities Inc., CIBC World Markets Corp., FleetBoston Robertson Stephens Inc. and Warburg Dillon Read LLC (the "Initial Purchasers"). The offering price of the Notes was 100% of the principal amount of the Notes. The Company incurred issuance costs related to this offering of approximately $10,800,000 (including aggregate underwriting discounts and commissions) which will be amortized to interest expense over the life of the Notes. The sale of the Notes to the Initial Purchasers was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

The Notes were re-offered by the Initial Purchasers in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The Notes may not be re-offered or resold in the United States absent registration under the Securities Act, and applicable state securities laws or available exemptions from the registration requirements. The Notes and common stock issuable upon conversation of the Notes are not transferable except in accordance with certain restrictions.

The holders of the Notes may convert the Notes into shares of the Company's common stock at a conversion rate of 14.8028 shares per $1,000 principal amount of Notes, which is equivalent to a conversion price of $67.56 per share. The conversion rate is subject to adjustment in certain events. The Company has reserved 4,441,000 shares of its authorized common stock for issuance upon conversion of the Notes. The Notes are convertible at any time before the close of business on the maturity date, March 1, 2007, unless the Company has previously redeemed or repurchased the Notes. Holders of notes called for redemption or repurchase will be entitled to convert them up to and including, but not after, the business day immediately preceding the date fixed for redemption or repurchase, as the case may be.

The Company intends to use the proceeds from the Notes for marketing and selling activities related to INTEGRILIN(R) (eptifibatide) Injection, research and development activities and general corporate purposes. Pending such uses, the proceeds from the Notes have been invested in highly liquid and high quality government and other debt securities in accordance with the Company's investment policy.



--------------------------------------------------------------------------------
                                 Page 18 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Number        Description of Document
         --------------        -----------------------
         4.1                   Indenture between the Registrant, as Issuer, and Firstar Bank, N.A., as Trustee,
                               dated February 24, 2000.
         10.1                  Purchase Agreement among the Registrant and Goldman, Sachs & Co., Chase H&Q, a division of Chase Securities Inc., CIBC World Markets Corp., FleetBoston Robertson
                               Stephens Inc. and Warburg Dillon Read LLC, dated February 17, 2000.
         10.2                  Registration Rights Agreement among the Registrant and Goldman, Sachs & Co., Chase
                               H&Q, a division of Chase Securities Inc., CIBC World Markets Corp., FleetBoston
                               Robertson Stephens Inc. and Warburg Dillon Read LLC, dated February 24, 2000.
         27.1                  Financial Data Schedule.

(b)      Reports on Form 8-K

         On February 17, 2000 the Company filed a report on Form 8-K related to the proposed sale of convertible subordinated notes.

         On March 3, 2000 the Company filed a report on Form 8-K related to the sale of $300,000,000 5% convertible subordinated notes.



--------------------------------------------------------------------------------
                                 Page 19 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2000

COR THERAPEUTICS, INC.

Signature                                       Title
---------------------------    -----------------------------------------------
/s/ VAUGHN M. KAILIAN          President, Chief Executive Officer and Director
---------------------------    (Principal Executive and Financial Officer)
Vaughn M. Kailian

/s/ PETER S. RODDY             Vice President, Finance
---------------------------    (Principal Accounting Officer)
Peter S. Roddy



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

Exhibit Number        Description of Document
--------------        -----------------------
4.1                   Indenture between the Registrant, as Issuer, and Firstar Bank, N.A., as Trustee,
                      dated February 24, 2000.
10.1                  Purchase Agreement among the Registrant and Goldman, Sachs & Co., Chase H&Q, a division of Chase Securities Inc., CIBC World Markets Corp., FleetBoston Robertson
                      Stephens Inc. and Warburg Dillon Read LLC, dated February 17, 2000.
10.2                  Registration Rights Agreement among the Registrant and Goldman, Sachs & Co., Chase
                      H&Q, a division of Chase Securities Inc., CIBC World Markets Corp., FleetBoston
                      Robertson Stephens Inc. and Warburg Dillon Read LLC, dated February 24, 2000.
27.1                  Financial Data Schedule.

--------------------------------------------------------------------------------