Form 10-Q
period 2000-06-30
COR THERAPEUTICS INC / DE
filed 2000-08-10
CIK 874865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________to ________.

                         Commission File Number: 0-19290


                          [COR THERAPEUTICS, INC. LOGO]
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)
                                   94-3060271
                      (I.R.S. employer identification no.)
                                 (650) 244-6800
              (Registrant's telephone number, including area code)
           256EAST GRAND AVENUE, SOUTH SAN FRANCISCO, CALIFORNIA 94080
              (Address of principal executive offices and zip code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of June 30, 2000, the number of outstanding shares of the Registrant's Common Stock was 26,794,970.

================================================================================

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


                                      INDEX

                                                                                     Page
Section       Contents                                                                No.
-------       --------                                                                ---
PART I        FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements and Notes

              Condensed Balance Sheets - June 30, 2000 and December 31, 1999           3
              Condensed Statements of Operations - for the three and six
              months ended June 30, 2000 and 1999                                      4
              Condensed Statements of Cash Flows - for the six months ended
              June 30, 2000 and 1999                                                   5
              Notes to Condensed Financial Statements                                  6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   10

Item 3.       Financial Market Risks                                                  18

PART II       OTHER INFORMATION

Item 2.       Changes in Securities                                                   19
Item 4.       Submission of Matters to a Vote of Security Holders                     19
Item 6.       Exhibits and Reports on Form 8-K                                        19

SIGNATURES                                                                            20



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



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS AND NOTES


                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                   June 30,       December 31,
                                                     2000            1999
                                                   ---------      ------------
                                                  (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                       $  65,634       $  12,780
   Short-term investments                            277,244          32,973
   Contract receivables                                8,485           5,751
   Prepaid copromotion expenses                       32,754          30,747
   Other current assets                                  682             791
                                                   ---------       ---------
      Total current assets                           384,799          83,042
Property and equipment, net                            4,255           4,855
Other assets                                          10,239              --
                                                   ---------       ---------
                                                   $ 399,293       $  87,897
                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $  10,966       $  11,020
   Accrued interest payable                            5,215              --
   Accrued compensation                                6,249           4,525
   Accrued development costs                           2,994           1,768
   Accrued copromotion costs                             758           1,291
   Deferred revenue                                   30,697          27,480
   Other accrued liabilities                             509             511
   Capital lease obligations--current portion          1,395           1,621
                                                   ---------       ---------
       Total current liabilities                      58,783          48,216
Capital lease obligations--noncurrent portion          2,274           2,925
Convertible subordinated notes                       300,000              --
Stockholders' equity                                 269,908         251,990
Accumulated deficit                                 (231,672)       (215,234)
                                                   ---------       ---------
       Total stockholders' equity                     38,236          36,756
                                                   ---------       ---------
                                                   $ 399,293       $  87,897
                                                   =========       =========


                             See accompanying notes.


--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


                       CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)



                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
                                                                   -----------------------       -----------------------
                                                                     2000           1999           2000           1999
                                                                   --------       --------       --------       --------
Contract revenues:
   Copromotion revenue                                             $ 22,981       $  7,444       $ 39,885       $ 13,112
   Development and other contract revenue                             2,101          1,563          3,093          3,416
                                                                   --------       --------       --------       --------
      Total contract revenues                                        25,082          9,007         42,978         16,528
                                                                   --------       --------       --------       --------

Expenses:
   Cost of copromotion revenue                                       12,321          3,279         23,268          7,196
   Research and development                                          12,330          9,874         22,744         19,858
   Marketing, general and administrative                              8,228          6,110         15,408         12,306
                                                                   --------       --------       --------       --------
      Total expenses                                                 32,879         19,263         61,420         39,360
                                                                   --------       --------       --------       --------

Loss from operations                                                 (7,797)       (10,256)       (18,442)       (22,832)

Interest income                                                       5,527            739          7,919          1,596
Interest expense                                                     (4,227)          (151)        (5,915)          (268)
                                                                   --------       --------       --------       --------

Net loss                                                           $ (6,497)      $ (9,668)      $(16,438)      $(21,504)
                                                                   ========       ========       ========       ========

Basic and diluted net loss per share                               $  (0.24)      $  (0.39)      $  (0.63)      $  (0.88)
                                                                   ========       ========       ========       ========

Shares used in computing basic and diluted net loss per share        26,615         24,635         26,251         24,553
                                                                   ========       ========       ========       ========


                             See accompanying notes.



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                            (unaudited, in thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                         -------------------------
                                                                           2000            1999
                                                                         ---------       ---------
Cash flows provided by (used in) operating activities:
   Net loss                                                              $ (16,438)      $ (21,504)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                                         1,759           1,732
       Changes in assets and liabilities:
          Contract receivables                                              (2,734)           (261)
          Prepaid copromotion expenses                                      (2,007)         (8,877)
          Other current assets                                                 109             (88)
          Accounts payable                                                     (54)          3,643
          Accrued interest payable                                           5,215              --
          Accrued compensation                                               1,724            (502)
          Accrued development costs                                          1,226            (917)
          Accrued copromotion costs                                           (533)            430
          Deferred revenue                                                   3,217           6,031
          Other accrued liabilities                                             (2)           (398)
                                                                         ---------       ---------
             Total adjustments                                               7,920             793
                                                                         ---------       ---------
       Net cash used in operating activities                                (8,518)        (20,711)
                                                                         ---------       ---------
Cash flows provided by (used in) investing activities:
   Purchases of short-term investments                                    (297,876)        (13,424)
   Sales of short-term investments                                          39,464          37,911
   Maturities of short-term investments                                     14,047           6,497
   Additions to property and equipment                                        (552)         (1,171)
                                                                         ---------       ---------
       Net cash provided by (used in) investing activities                (244,917)         29,813
                                                                         ---------       ---------
Cash flows provided by (used in) financing activities:
   Proceeds from capital lease obligations                                      --             979
   Repayment of capital lease obligations                                     (877)         (1,151)
   Proceeds from convertible subordinated notes, net of issuance costs     289,249              --
   Issuance of common stock                                                 17,917           1,059
                                                                         ---------       ---------
Net cash provided by financing activities                                  306,289             887
                                                                         ---------       ---------
Net increase in cash and cash equivalents                                   52,854           9,989
Cash and cash equivalents at the beginning of the period                    12,780          10,532
                                                                         ---------       ---------
Cash and cash equivalents at the end of the period                       $  65,634       $  20,521
                                                                         =========       =========


                             See accompanying notes.



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COR Therapeutics, Inc. was incorporated in Delaware on February 4, 1988. COR develops and commercializes pharmaceutical products to treat and prevent severe cardiovascular diseases. INTEGRILIN(R) (eptifibatide) Injection is our first product taken from discovery to commercialization.

Interim financial information

We prepared the accompanying unaudited condensed financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In our opinion, these condensed financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state the company's financial position and the results of its operations and its cash flows. We derived the condensed balance sheet at December 31, 1999 from the audited financial statements at that date. The condensed balance sheet at December 31, 1999 does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 1999. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Contract revenues

Contract revenues include copromotion revenue, milestone revenue, and development and other contract revenue. We record milestone revenue and development and other contract revenue as earned based on the performance requirements of the contract, and expense related costs as they are incurred. Other contract revenue includes recognition of reimbursement to us by Schering-Plough Ltd. and Schering Corporation, which we refer to together as "Schering", of certain manufacturing-related expenses for materials used outside copromotion territories at the time the reimbursement is realizable and earned. We generally recognize copromotion revenue when Schering ships related product to wholesalers and record it net of allowances, if any, which we believe are necessary. We did not record milestone revenue for the three or six months ended June 30, 2000 or for the three or six months ended June 30, 1999 as no milestones were achieved during these periods.

Copromotion revenue includes our share of profits from the sale of INTEGRILIN by Schering, as well as the reimbursement by Schering of our costs of copromotion revenue, which we record when the reimbursement is realizable and earned. Our costs of copromotion revenue consist of certain manufacturing-related and marketing expenses used within copromotion territories. We defer certain manufacturing-related expenses until the time Schering ships related product to its customers inside and outside copromotion territories. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned.

Prepaid copromotion expense

Prepaid copromotion expenses represent materials on-hand, valued at cost, and prepayments to third-party suppliers associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):

                                        June 30,    December 31,
                                          2000          1999
                                        --------    ------------
          Deposits and prepayments      $  3,035      $  5,626
          Bulk materials                  15,617        13,169
          Finished goods                  14,102        11,952
                                        --------      --------
                                        $ 32,754      $ 30,747
                                        ========      ========



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


Other assets

Other assets represent issuance costs, net of related amortization, associated with our sale of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. These issuance costs are being amortized to interest expense over the seven-year life of the notes.

Information concerning market and source of supply concentration

COR and Schering co-promote INTEGRILIN(R) (eptifibatide) Injection in the United States and share any profits or losses. We have exclusively licensed Schering to market INTEGRILIN in Europe, and Schering pays us royalties based on sales of INTEGRILIN in Europe. INTEGRILIN has also received regulatory approval in a number of countries outside the European Union and the United States. We have long-term supply arrangements with two suppliers for the bulk product and with another two suppliers for the filling and final packaging of INTEGRILIN.

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred. Advertising and promotion costs totaled $3,605,000 and $6,892,000 for the three and six months ended June 30, 2000 compared to $2,474,000 and $5,511,000 for the corresponding periods in 1999.

Reclassification

We have reclassified certain prior year balances to conform to the current year presentation.

Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires unrealized gains and losses on available-for-sale securities to be included in other comprehensive income (loss). Unrealized gains or losses were not material during the three and six months ended June 30, 2000 and 1999, and total comprehensive loss closely approximated net loss in each period.

Segment information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

Our business activities include the discovery, development and commercialization of novel cardiovascular pharmaceutical products and have been organized into one operating segment. All of our operating assets are located in the United States. All of our revenues are derived from within the United States, except for royalty revenue earned on sales of INTEGRILIN by Schering outside of the United States.

Recent accounting pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Commission has subsequently amended SAB 101 twice to postpone the effective date of implementation to the fourth fiscal quarter of 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable up-front fees received in connection with collaboration agreements. We are currently evaluating the impact of SAB 101 on our revenue recognition policy related to milestone and license fees received from Schering.



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB Opinion 25 for:

    -   the definition of employee for purposes of applying APB Opinion 25,

    - the criteria for determining whether a plan qualifies as a noncompensatory plan,

    - the accounting consequence of various modifications to the terms of a previously fixed stock option or award and,

    - the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

2.  FINANCIAL INSTRUMENTS

We used the following methods and assumptions in estimating the fair value disclosures for financial instruments:

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

At June 30, 2000, the amortized cost and estimated fair value of short-term investments, classified by contractual maturity, are (in thousands):

                                                           Amortized    Estimated
                                                             Cost       Fair Value
                                                           ---------    ----------
      Due in one year or less                              $157,823      $157,683
      Due after one year and in less than three years       119,617       119,561
                                                           --------      --------
                                                           $277,440      $277,244
                                                           ========      ========

During the three and six months ended June 30, 2000, we sold short-term investments with a fair value of $37,802,000 and $39,464,000 resulting in gross realized gains of $81,000 and $83,000 and gross realized losses of $20,000 and $21,000, respectively.

Long and short-term debt: The carrying amounts of borrowings under secured debt agreements approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


3.  NET LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" we have computed basic and diluted net loss per share using the weighted average number of shares of common stock outstanding during the period. If we had been profitable in the following periods, diluted earnings per share would have included the shares used in the computation of basic net income per share as well as the impact of the following weighted average potential dilutive common shares (in thousands):

                                          Three Months             Six Months
                                         Ended June 30,          Ended June 30,
                                       ------------------      ------------------
                                        2000        1999        2000        1999
                                       ------      ------      ------      ------
Potential dilutive common shares:
  Stock options                         2,919         721       3,088         556
  Convertible subordinated notes        4,440          --       3,102          --
                                       ------      ------      ------      ------
                                        7,359         721       6,190         556
                                       ======      ======      ======      ======

We excluded the impact of these potential dilutive common shares from the computation of diluted earnings per share because the impact is anti-dilutive for all periods presented.

4.  CONVERTIBLE SUBORDINATED NOTES

In February 2000 we completed a private placement of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes due March 1, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt as defined in the indenture governing the notes. We pay interest on the notes semi-annually on March 1 and September 1 of each year, commencing September 1, 2000. The conversion rate is 14.8028 shares of common stock per $1,000 principal amount of notes. This is equivalent to a conversion price of $67.56 per share. The conversion rate is subject to adjustment in certain events. We have reserved 4,440,000 shares of authorized common stock for issuance upon conversion of the notes. We may redeem the notes on or after March 1, 2003 and prior to maturity, at a premium. We incurred issuance costs related to this offering of approximately $10,800,000, including aggregate underwriting discounts and commissions. These issuance costs are recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

5.  CONTINGENCIES

In October 1997 a patent opposition was filed in Europe by another company against the claims of a patent granted to us in Europe covering broad, generic claims for INTEGRILIN(R) (eptifibatide) Injection, as well as numerous related compounds that are not part of our core technology. The opposition asserts that all claims of the patent are unpatentable. In July 2000 the Opposition Division of the European Patent Office confirmed the validity of our patent claims without requiring us to limit or otherwise amend our claims. The opposition has not yet exhausted its ability to appeal this decision.

6.  SUBSEQUENT EVENT

On July 19, 2000 we announced that our board of directors approved a two-for-one split of the outstanding shares of our common stock. The stock split will be effected August 15, 2000 in the form of a stock dividend and will entitle each stockholder of record at the close of business on July 31, 2000 to receive one share of common stock for each share of common stock held.



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this document includes forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the potential results discussed in such forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Risk factors that might cause such differences include, but are not limited to, those factors identified below and in the sections titled "Business" and "Business-Additional Risk Factors" in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

OVERVIEW

COR develops and commercializes pharmaceutical products to treat and prevent severe cardiovascular diseases. INTEGRILIN(R) (eptifibatide) Injection is our first product taken from discovery to commercialization. In May 1998 the United States Food and Drug Administration approved INTEGRILIN to treat patients who undergo a procedure known as angioplasty to open blood vessels. The FDA has also approved INTEGRILIN to treat patients with intermittent chest pains known as unstable angina and patients suffering from a kind of heart attack known as non-Q-wave myocardial infarction, whether the doctor intends to treat these patients with medicines alone or with a subsequent angioplasty. INTEGRILIN is the only drug in its class that the FDA has approved for use in all these indications.

COR and Schering co-promote the drug in the United States and share any profits or losses. We have exclusively licensed Schering to market INTEGRILIN in Europe, and Schering pays us royalties based on sales of INTEGRILIN in Europe. INTEGRILIN has also received regulatory approval in a number of countries outside the European Union and the United States.

COR and Schering are conducting or have conducted clinical trials of INTEGRILIN with different drugs that dissolve blood clots in patients suffering heart attacks. COR and Schering also sponsor additional clinical trials of INTEGRILIN in a variety of clinical settings.

In March 2000 at the 49th Scientific Session of the American College of Cardiology in Anaheim, California, COR and Schering announced results of the ESPRIT study. These results indicated that INTEGRILIN significantly reduced the combined incidence of death, heart attack, need for urgent repeat intervention, or the need for thrombotic bail-out therapy from 10.5 percent with placebo to
6.6 percent (P = 0.0015) over the 48 hours following non-emergency balloon angioplasty combined with intracoronary stenting. This was the primary endpoint of the ESPRIT study. The 30-day follow-up results of the ESPRIT study were presented in May 2000 at the Society for Coronary Angiography and Intervention in Charleston, South Carolina. These results indicated that INTEGRILIN significantly reduced the combined incidence of death, heart attack, need for urgent repeat intervention, or the need for thrombotic bail-out therapy from
11.7 percent with placebo to 7.5 percent (P = 0.0011) over the 30 days following non-emergency balloon angioplasty combined with intracoronary stenting.

In addition to our commercial activities we continue to pursue a wide array of research and development programs. We are developing an oral drug, called cromafiban, to prevent blood clotting. We have shown in clinical trials that cromafiban remains active in the body long enough to allow patients to take the drug only once a day. We also observed in these trials that the level of activity of the drug in the body does not vary greatly throughout a twenty-four hour period, and that the drug can be taken with or without food. The most common complication we observed during these trials was minor bleeding. We also are conducting preclinical research and development in several other cardiovascular programs.

Total sales of INTEGRILIN, as reported to us by Schering, were $41,872,000 and $69,488,000 for the three and six months ended June 30, 2000, compared to $15,400,000 and $26,700,000 for the corresponding periods in 1999. Product sales reported by Schering for any period are not necessarily indicative of product sales for any future period.



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Three and six months ended June 30, 2000 and 1999

Total contract revenues, which include copromotion and development and other contract revenue, were $25,082,000 and $42,978,000 for the three and six months ended June 30, 2000 compared to $9,007,000 and $16,528,000 for the corresponding periods in 1999. Copromotion revenue related to the sales of INTEGRILIN(R) (eptifibatide) Injection by Schering was $22,981,000 and $39,885,000 for the three and six months ended June 30, 2000 compared to $7,444,000 and $13,112,000 for the corresponding periods in 1999. Development and other contract revenue was $2,101,000 and $3,093,000 for the three and six months ended June 30, 2000 compared to $1,563,000 and $3,416,000 for the corresponding periods in 1999. Development and other contract revenue varies due to fluctuations in clinical trial and other development activities. We expect total contract revenues to continue to fluctuate in the future.

Cost of copromotion revenue was $12,321,000 and $23,268,000 for the three and six months ended June 30, 2000 compared to $3,279,000 and $7,196,000 for the corresponding periods in 1999, consistent with increased sales of INTEGRILIN in 2000. Cost of copromotion revenue includes certain manufacturing-related and marketing expenses incurred in connection with our collaboration with Schering.

Research and development expenses were $12,330,000 and $22,744,000 for the three and six months ended June 30, 2000 compared to $9,874,000 and $19,858,000 for the corresponding periods in 1999. The increase in 2000 compared to 1999 was due to the timing of clinical trial activities and to increases in headcount and other research, development and clinical activities associated with product candidates. Research and development expenses are expected to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development.

Marketing, general and administrative expenses were $8,228,000 and $15,408,000 for the three and six months ended June 30, 2000 compared to $6,110,000 and $12,306,000 for the corresponding periods in 1999. The increase in 2000 compared to 1999 was primarily due to the addition of marketing and sales personnel for the commercialization of INTEGRILIN, as well as increased staffing and administrative expenses associated with general corporate activities. We expect marketing, general and administrative costs to continue to increase over the next several years.

Interest income (net) was $1,300,000 and $2,004,000 for the three and six months ended June 30, 2000 compared to $588,000 and $1,328,000 for the corresponding periods in 1999. The increase in 2000 compared to 1999 was primarily due to changes in average cash and investment balances and average outstanding debt obligations, including the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. See "Note 4 of Notes to Condensed Financial Statements".

LIQUIDITY AND CAPITAL RESOURCES

We had available cash, cash equivalents and short-term investments of $342,878,000 at June 30, 2000. Cash in excess of immediate requirements is invested with the primary objective of preserving principal while at the same time maximizing yields without significantly increasing risk. We have funded our operations primarily through public and private debt and equity financings and proceeds from research and development and commercialization collaboration agreements. Additional funding has come from grant revenues, interest income and property and equipment financings.

Net cash used in operating activities and additions to property and equipment was $9,070,000 for the six months ended June 30, 2000, compared to $21,882,000 for the six months ended June 30, 1999. The decrease in 2000 compared to 1999 was primarily due to the timing of activities related to our agreement with Schering and to the effect of reduced losses from operations. Cash requirements for operating activities and additions to property and equipment may increase in future periods. The timing of these cash requirements may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


other product candidates in development and depending on the semi-annual interest payments related to our convertible subordinated notes.

Cash provided by financing activities was $306,289,000 for the six months ended June 30, 2000 compared to $887,000 for the six months ended June 30, 1999. The increase in 2000 compared to 1999 is the result of the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. See "Note 4 of Notes to Condensed Financial Statements".

We expect cash requirements will increase in future periods due to costs related to continuation and expansion of research and development, including clinical trials, increased marketing, sales, and general and administrative activities and to interest expense on our convertible subordinated notes. Existing capital resources and interest earned are expected to meet these increased cash requirements for the next several years. However, cash requirements may change depending on numerous factors, including the progress of anticipated research and development programs, the scope and results of preclinical and clinical studies and the number and nature of the indications pursued in clinical studies. Cash requirements may also change due to the timing of regulatory approvals, technological advances, determinations as to the commercial potential of future products and the status of competitive products. Finally, the establishment and maintenance of collaboration relationships with other companies, the availability of financing and other unexpected factors may require additional funds that may not be available on favorable terms, if at all.


RISK FACTORS

Stockholders and potential investors in our securities should carefully consider the following risk factors, in addition to other information in this report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us. These risks may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial also may impair our business. We are relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of COR are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report.


RISKS RELATED TO OUR DRUG DEVELOPMENT AND COMMERCIALIZATION ACTIVITIES

If INTEGRILIN(R) (eptifibatide) Injection does not achieve commercial success, we will not be able to generate the revenues necessary to support our business.

Our business depends on the commercial success of INTEGRILIN, which has been on the market in the United States only two years and currently is our only marketed product. Marketing outside the United States commenced only within the last year, and we do not know whether or, if so, when the product will be accepted in foreign markets. Although sales of INTEGRILIN have increased since its launch, if they fail to continue to increase over current levels, our business will not become profitable and we will be forced to scale back our operations and research and development programs.

We may not be able to compete effectively in the cardiovascular disease market.

Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and competition is intense and expected to increase. Our most significant competitors are major pharmaceutical companies and more established biotechnology companies. The two products that compete with INTEGRILIN are ReoPro(R), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly & Co., and Aggrastat(R), which is produced and sold by Merck & Co., Inc. In addition, F. Hoffman-La Roche, Ltd. is currently developing a product, lamifiban, to treat patients with symptoms of unstable angina. If the FDA approves lamifiban, it may also directly compete with INTEGRILIN. Our competitors operate large, well-funded cardiovascular research and development programs and have significant expertise in manufacturing, testing, regulatory matters and marketing. We also must compete with academic institutions, governmental agencies, and



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


other public and private research organizations that conduct research in the cardiovascular field, seek patent protection for their discoveries and establish collaborative arrangements for product and clinical development and marketing.

We may not be able to obtain the regulatory approvals necessary to market new products and market INTEGRILIN(R) (eptifibatide) Injection for additional therapeutic uses.

A wide range of authorities stringently regulates the pharmaceutical industry. We cannot predict whether any product we develop will receive regulatory clearance. INTEGRILIN is the only product we have submitted to the FDA for approval for commercial sale, and it has been approved for a specific set of therapeutic uses. To grow our business, we will need to obtain regulatory approval to be able to promote INTEGRILIN for additional therapeutic uses and to commercialize new product candidates. A company cannot market a pharmaceutical product in the United States until it has completed rigorous pre-clinical testing and clinical trials of the product and an extensive regulatory clearance process that the FDA implements. It typically takes many years to satisfy regulatory requirements, depending upon the type, complexity and novelty of the product. The process is very expensive. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

Before commencing clinical trials in humans, we must submit and receive approval from the FDA of an Investigational New Drug application. Institutional review boards and the FDA oversee clinical trials. Clinical trials:

- must be conducted in conformance with the FDA's good laboratory practice regulations;

-   must meet requirements for institutional review board oversight;

-   must meet requirements for informed consent;

-   must meet requirements for good clinical practices;

-   are subject to continuing FDA oversight;

-   may require large numbers of test subjects; and

- may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the Investigational New Drug application or the conduct of these trials.

Before we can receive FDA clearance to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. Data obtained from pre-clinical and clinical studies are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. In addition, we may encounter delays or rejections from additional government regulation, from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our potential products or us. If a product receives regulatory clearance, its marketing will be limited to those disease states and conditions for which clinical trials demonstrate that the product is safe and effective. We cannot ensure that any compound we develop, alone or with others, will prove to be safe and effective in clinical trials and will meet all of the regulatory requirements needed to receive marketing clearance.

Outside the United States, our ability to market a product depends on our receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


We depend on our collaborative relationship with Schering to market and sell INTEGRILIN(R) (eptifibatide) Injection, and our business will suffer if Schering fails to perform under the collaboration.

Our strategy is to work with collaborative partners to develop product candidates and commercialize products. Generally, collaborations with established pharmaceutical companies provide funding for product development and the benefit of an established sales and marketing organization. In particular, our ability to successfully commercialize INTEGRILIN depends on our collaboration with Schering. Under this collaboration, Schering has agreed to:

        - co-market INTEGRILIN with us in the United States and market the product as our exclusive licensee in certain other markets, including Europe;

        -  share the profits and pay royalties to us on sales of INTEGRILIN;

        -  design and conduct advanced clinical trials;

        -  fund promotional activities with us; and

        -  pay us fees upon achievement of certain milestones.

Schering's performance under the collaboration is outside our control. If Schering fails to perform its obligations diligently and in a timely manner, commercialization of INTEGRILIN will be impaired and our business will not become profitable.

The Schering collaboration agreement remains in effect on a country-by-country basis until 15 years from the first commercial sale of INTEGRILIN in a particular country or until all of our patents covering INTEGRILIN have expired, whichever is later. We may terminate Schering's rights, and Schering may limit our rights to co-market INTEGRILIN under the collaboration agreement if the other party materially breaches the agreement and fails to cure the breach within 90 days following notice of the breach. If the breach consists of the failure of a party to use required efforts to promote INTEGRILIN in a specific country, the effect of the termination is limited to that country.

If we do not establish additional collaborative relationships, our ability to develop and commercialize new products will be impaired.

In addition to INTEGRILIN, we have three product candidates in preclinical and clinical trials and other product candidates in various stages of research and development. We are a party to numerous research agreements related to these product candidates, most of which do not contemplate taking a product candidate through development and commercialization. We will need to enter into additional collaborations to develop and commercialize these and additional product candidates. We face significant competition in seeking appropriate collaborative partners. Negotiating these arrangements is complex and time consuming, and we may not be successful in our efforts to establish collaborations on favorable terms or at all. Even if we are successful in establishing a collaboration, the collaboration may not be successful. If we fail to establish collaborative partnerships for our product candidates, we may have to terminate, delay or cut back development programs.

The progress and results of preclinical and clinical testing are uncertain.

We must provide the FDA and foreign regulatory authorities with preclinical and clinical data that demonstrate that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. We cannot rely on interim results of preclinical or clinical studies to necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial or adverse medical events during a clinical trial could



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful.

We cannot assure you that planned trials will begin on time or that any of our preclinical or clinical testing will be completed on schedule or at all. In addition, due to the substantial demand for clinical trial sites in the cardiovascular area, we may have difficulty obtaining sufficient patients or clinician support to conduct our clinical trials as planned. If so, we may have to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. We cannot assure you that any trials will result in marketable products or that any products will be commercially successful even if approved for marketing. Our product development costs will increase if we have delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product.

If our third party manufacturers fail to deliver sufficient quantities of INTEGRILIN(R) (eptifibatide) Injection or product candidates on schedule, we may be unable to meet demand for INTEGRILIN and may experience delays in product development.

We have no manufacturing facilities and, accordingly, rely on third parties for clinical and commercial production of INTEGRILIN and for clinical production of product candidates. We have only two manufacturers producing bulk product, and two manufacturers performing packaging, of INTEGRILIN. We have four manufacturers producing product candidates for clinical trials. If the third-party manufacturers or suppliers were to cease production or otherwise fail to supply us, or if we were unable to renew our manufacturing contracts or contract for additional manufacturing services on acceptable terms, our ability to produce INTEGRILIN and to conduct preclinical testing and clinical trials of product candidates would be impaired. We cannot assure you that we will continue to have adequate supplies of INTEGRILIN to meet market demand, or to conduct additional clinical trials of INTEGRILIN. Product shortages may cause a reduction in sales of INTEGRILIN, and usually a loss of potential revenues, and the use of competing products by the health care community. We cannot assure you that we will be able to obtain adequate supplies of product candidates for preclinical and clinical trials. Any supply and distribution shortages may delay regulatory approval and development of product candidates.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement from third party payors.

Health care insurers, including the United States Health Care Financing Administration, managed care providers, private health insurers and other organizations set aggregate dollar amounts that they will reimburse to hospitals for the medicines and care the hospitals administer to treat particular conditions. These insurers adjust the amounts periodically, and could lower the amount that they will reimburse hospitals to treat the conditions for which the FDA has approved INTEGRILIN. If they do, we may not be able to maintain current pricing levels or sales volume of INTEGRILIN. In foreign markets a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering INTEGRILIN to insured patients. If these levels are set, or reset, too low, it may not be possible to sell INTEGRILIN at a profit in these markets. Each of our product candidates, if approved for marketing, will face the same risk.

If we are unable to protect our patents and proprietary rights, we may not be able to compete successfully.

We rely on patent and trade secret protection for significant new technologies, products and processes because of the long development time, uncertainty and high cost associated with bringing a new product to the marketplace. The enforceability of patents issued to companies in this industry can be highly uncertain and involve complex legal and technical questions for which the legal principles are largely unresolved. Our success will depend in part on our ability to obtain and enforce patent protection for our technology both in the United States and other countries. While we are seeking and/or maintaining patents for INTEGRILIN and our product candidates, patents may not issue and issued patents may afford limited or no protection. Additionally, we may not be successful in enforcing our patents and avoiding infringement of patents granted to others.

We may be required to obtain licenses to patents or other proprietary rights from third parties. Licenses required under any patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


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

In October 1997, a patent opposition was filed in Europe by another company against the claims of a patent granted to us in Europe covering broad, generic claims for INTEGRILIN(R) (eptifibatide) Injection, as well as numerous related compounds that are not part of our core technology. The opposition asserts that all claims of the patent are unpatentable. In July 2000, the Opposition Division of the European Patent Office confirmed the validity of our patent claims without requiring us to limit or otherwise amend our claims. The opposition has not yet exhausted its ability to appeal this decision. If the opposition appeals the decision and the appeal is successful, it could adversely affect the marketing of INTEGRILIN in Europe.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities.

The testing, marketing and sale of human pharmaceutical products expose us to significant and unpredictable risks of product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. These risks will exist even with respect to products that receive regulatory approval for commercial sale. While we have obtained liability insurance for our products, it may not be sufficient to satisfy any liability that may arise. We do not know whether adequate insurance coverage will be available in the future at acceptable cost or at all. A successful product liability suit against us could impair our financial condition and force us to limit commercialization of products.

If we do not attract and retain key employees and consultants, our business could be impaired.

We are highly dependent on the principal members of our scientific and management staff. In addition, we rely on consultants to assist us in formulating our research and development strategy. Attracting and retaining qualified personnel is critical to our success. Competition for scientific and managerial personnel is particularly intense in the San Francisco Bay Area where we, together with numerous other life sciences companies, universities and research institutions, maintain our operations. Failure to continue to attract these individuals, or the loss of key personnel, could impair the progress of our programs.

RISKS RELATED TO OUR FINANCES

We have a history of operating losses and are uncertain of future profitability.

Historically, our expenses have exceeded our revenues. As of June 30, 2000, we had an accumulated deficit of approximately $231.7 million. The extent of future losses and timing of future profitability are uncertain, even taking into account our share of revenues from sales of INTEGRILIN. We continue to incur significant expenses for research and development and to develop, train, maintain and manage our sales force, and these expenses continue to exceed our share of INTEGRILIN product revenues. We do not know whether we will achieve profitable operations.

If we fail to obtain needed funds, we will be unable to successfully develop and commercialize products.

We will require significant funds to market INTEGRILIN and conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop and optimize our technology and potential products, to establish manufacturing, marketing and sales capabilities for product candidates and to bring any such products to market. We may raise these funds through public or private equity offerings, debt financings or additional corporate collaborations and licensing arrangements, or we may find that additional funding may not be available to us when we need it, on acceptable terms or at all.

If we raise capital by issuing equity securities, our stockholders may experience dilution. To the extent we raise additional funds through collaborative arrangements, we may be required to relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us. If we are unable to obtain



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


adequate funding when needed, commercialization of INTEGRILIN(R) (eptifibatide) Injection may be impaired and we may be required to curtail one or more development programs.

Our indebtedness and debt service obligations may adversely affect our cash flow.

We have significant outstanding debt, including primarily our convertible subordinated notes. During each of the last five years and the six months ended June 30, 2000, our earnings were insufficient to cover our fixed charges and are likely to continue to be insufficient to cover fixed charges for at least twelve months. During each of the next three years, our debt service obligations on the notes will be approximately $15 million. We may be unable to generate cash sufficient to pay the principal or interest on our debt when due. If we are unable to generate sufficient cash to meet these obligations and have to use other cash reserves, we may have to delay or curtail research and development programs. On March 1, 2007, we will be required to either pay off or refinance any notes that have not been converted into shares of our common stock. To date, no notes have been converted. We do not know if we will be able to refinance the notes on favorable terms or at all. If a significant amount of the notes remain unconverted at maturity and we are unable to refinance the notes, the repayment would deplete our cash reserves significantly.

We intend to fulfill our debt service obligations both from cash generated by our operations and from our general fund. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. We cannot assure you that any of these financing arrangements will become available. Our indebtedness could have significant additional negative consequences, including:

- increasing our vulnerability to general adverse economic and industry conditions;

-   limiting our ability to obtain additional financing;

- requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

- limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

- placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

Our common stock price is volatile, and an investment in our securities could suffer a decline in value.

Our stock price has been highly volatile and may continue to be highly volatile in the future. Our stock price depends on a number of factors, some of which are beyond our control, which could cause the market price of our common stock to fluctuate substantially. These factors include:

-   fluctuations in our financial and operating results;

- whether our financial results are consistent with securities analysts' expectations;

-   the results of preclinical and clinical trials;

- announcements of technological innovations or new commercial products by us or our competitors;

-   developments concerning proprietary rights; and



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


- publicity regarding actual or potential performance of products under development by us or our competitors.

In the past, stockholders have filed securities class action lawsuits against companies after the market price of the company's stock has fallen precipitously. Such a lawsuit could cause us to incur significant defense costs and divert management's attention and other resources. Any adverse determination could subject us to significant liabilities.

In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies' operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Because our convertible subordinated notes are convertible into shares of our common stock, their value may be affected by these factors as well.

Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire us, even though an acquisition may be beneficial to our stockholders.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

- establish that members of the board of directors may be removed only for cause upon the affirmative vote of stockholders owning at least two-thirds of our capital stock;

- authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

-   limit who may call a special meeting of stockholders;

- prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

- establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

In January 1995, our board of directors adopted a preferred share purchase rights plan, commonly known as a "poison pill." The provisions described above, our poison pill and provisions of the Delaware General Corporation Law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us, even if our stockholders might receive a premium for their shares in the acquisition over then current market prices.


ITEM 3. FINANCIAL MARKET RISKS

We are exposed to interest rate risk on our investments of excess cash. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than three years. If a 10% change in interest rates were to have occurred on June 30, 2000, such a change would not have had a material effect on the fair value of the investment portfolio as of that date. Due to the short holding period of short-term investments, we have concluded that we do not have a material financial market risk exposure.



--------------------------------------------------------------------------------

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

On June 9, 2000, we filed a Certificate of Amendment of Restated Certificate of Incorporation increasing our authorized common stock from 40,000,000 to 120,000,000 shares.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on May 23, 2000.

The stockholders elected the board of director nominees for director by the votes indicated:

Nominee                Votes in Favor    Votes Withheld
-------                --------------    --------------
Vaughn M. Kailian        24,256,841         364,058
Shaun R. Coughlin        24,213,008         407,891
James T. Doluisio        24,257,646         363,253
Charles J. Homcy         24,224,296         396,603
Jerry T. Jackson         24,257,640         363,259
Ernest Mario             24,257,746         363,153

The proposal to amend our 1991 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 900,000 shares was approved with 16,083,958 affirmative votes, 8,088,048 negative votes, 448,893 abstentions and 1,788,193 broker non-votes.

The proposal to amend our Restated Certificate of Incorporation to increase the aggregate number of shares of common stock authorized for issuance from 40,000,000 to 120,000,000 shares was approved with 17,495,948 affirmative votes, 6,698,205 negative votes, 426,746 abstentions and 1,788,193 broker non-votes.

The proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000 was approved with 24,494,039 affirmative votes, 105,855 negative votes, 21,005 abstentions and 1,788,193 broker non-votes.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

      Number        Exhibit
------------------------------------------------------------------------------
        3.1         Certificate of Amendment of Restated Certificate of
                    Incorporation as filed with the State of Delaware on June 9,
                    2000.
       10.1         Amendment dated June 29, 2000 to Second Amendment to
                    Collaboration Agreement, dated November 5, 1999, between
                    Schering-Plough Ltd. and Schering Corporation and the
                    Registrant.
       27.1         Financial Data Schedule.

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended June 30, 2000.



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

Date:  August 10, 2000

COR THERAPEUTICS, INC.

Signature                                                        Title
----------------------------------      ----------------------------------------------------------
/s/ VAUGHN M. KAILIAN                   President, Chief Executive Officer and Director
----------------------------------      (Principal Executive Officer)
Vaughn M. Kailian

/s/ PETER S. RODDY                      Senior Vice President, Finance and Chief Financial Officer
----------------------------------      (Principal Financial Officer)
Peter S. Roddy

/s/ JOHN M. SCHEMBRI                    Director, Finance and Controller
----------------------------------      (Principal Accounting Officer)
John M. Schembri



--------------------------------------------------------------------------------

                                 EXHIBIT INDEX


      Number        Exhibit
------------------------------------------------------------------------------
        3.1         Certificate of Amendment of Restated Certificate of
                    Incorporation as filed with the State of Delaware on June 9,
                    2000.
       10.1         Amendment dated June 29, 2000 to Second Amendment to
                    Collaboration Agreement, dated November 5, 1999, between
                    Schering-Plough Ltd. and Schering Corporation and the
                    Registrant.
       27.1         Financial Data Schedule.