Form 10-Q
period 2000-09-30
COR THERAPEUTICS INC / DE
filed 2000-11-08
CIK 874865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [Yes] [No]

        As of September 30, 2000, the number of outstanding shares of the Registrant's Common Stock was 54,424,184.

================================================================================

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                                      INDEX

                                                                                         Page
Section            Contents                                                               No.
-------            --------                                                               ---
PART I             FINANCIAL INFORMATION

Item 1.            Condensed Financial Statements and Notes

                   Condensed Balance Sheets - September 30, 2000 and December
                   31, 1999                                                                 3

                   Condensed Statements of Operations - for the three
                   and nine months ended September 30, 2000 and 1999                        4

                   Condensed Statements of Cash Flows - for the nine months ended
                   September 30, 2000 and 1999                                              5

                   Notes to Condensed Financial Statements                                  6

Item 2.            Management's Discussion and Analysis of Financial Condition and         10
                   Results of Operations

Item 3.            Financial Market Risks                                                  17

PART II            OTHER INFORMATION

Item 1.            Legal Proceedings                                                       18

Item 6.            Exhibits and Reports on Form 8-K                                        18

SIGNATURES                                                                                 19



INTEGRILIN(R) (eptifibatide) Injection, COR THERAPEUTICS(R), and COR(R) are registered trademarks of COR Therapeutics, Inc.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS AND NOTES

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                              September 30,    December 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                    $  75,538       $  12,780
   Short-term investments                                         264,486          32,973
   Contract receivables                                             7,818           5,751
   Prepaid copromotion expenses                                    43,941          30,747
   Other current assets                                               956             791
                                                                ---------       ---------
      Total current assets                                        392,739          83,042
Property and equipment, net                                         3,989           4,855
Other assets                                                        9,874              --
                                                                ---------       ---------
                                                                $ 406,602       $  87,897
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   9,390       $  11,020
   Accrued interest payable                                         1,250              --
   Accrued compensation                                             7,484           4,525
   Accrued development costs                                        2,232           1,768
   Accrued copromotion costs                                        1,383           1,291
   Deferred revenue                                                37,919          27,480
   Other accrued liabilities                                          507             511
   Capital lease obligations--current portion                       1,331           1,621
                                                                ---------       ---------
      Total current liabilities                                    61,496          48,216
Capital lease obligations--noncurrent portion                       1,970           2,925
Convertible subordinated notes                                    300,000              --
Stockholders' equity                                              276,029         251,990
Accumulated deficit                                              (232,893)       (215,234)
                                                                ---------       ---------
      Total stockholders' equity                                   43,136          36,756
                                                                ---------       ---------
                                                                $ 406,602       $  87,897
                                                                =========       =========


                             See accompanying notes.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                  -----------------------       -----------------------
                                                                    2000           1999           2000           1999
                                                                  --------       --------       --------       --------
Contract revenues:
   Copromotion revenue                                            $ 27,840       $  9,711       $ 67,725       $ 22,823
   Milestone revenue                                                    --         12,000             --         12,000
   Development and other contract revenue                            2,073          1,759          5,166          5,175
                                                                  --------       --------       --------       --------
      Total contract revenues                                       29,913         23,470         72,891         39,998
                                                                  --------       --------       --------       --------

Expenses:
   Cost of copromotion revenue                                      14,034          6,885         37,302         14,081
   Research and development                                         10,246          8,755         32,990         28,613
   Marketing, general and administrative                             8,082          7,651         23,490         19,957
                                                                  --------       --------       --------       --------
      Total expenses                                                32,362         23,291         93,782         62,651
                                                                  --------       --------       --------       --------

Income (loss) from operations                                       (2,449)           179        (20,891)       (22,653)

Interest income                                                      5,597            691         13,516          2,287
Interest expense                                                    (4,369)          (120)       (10,284)          (388)
                                                                  --------       --------       --------       --------

Net income (loss)                                                 $ (1,221)      $    750       $(17,659)      $(20,754)
                                                                  ========       ========       ========       ========

Basic net income (loss) per share                                 $  (0.02)      $   0.02       $  (0.33)      $  (0.42)
                                                                  ========       ========       ========       ========

Shares used in computing basic net income (loss) per share          54,067         49,940         52,969         49,386
                                                                  ========       ========       ========       ========

Diluted net income (loss) per share                               $  (0.02)      $   0.01       $  (0.33)      $  (0.42)
                                                                  ========       ========       ========       ========

Shares used in computing diluted net income (loss) per share        54,067         53,992         52,969         49,386
                                                                  ========       ========       ========       ========


                             See accompanying notes.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                            (unaudited, in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            -------------------------
                                                                               2000            1999
                                                                            ---------       ---------
Cash flows provided by (used in) operating activities:
   Net loss                                                                 $ (17,659)      $ (20,754)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                             2,760           2,433
      Changes in assets and liabilities:
         Contract receivables                                                  (2,067)         (6,384)
         Prepaid copromotion expenses                                         (13,194)         (7,211)
         Other current assets                                                    (165)           (114)
         Accounts payable                                                      (1,630)          3,122
         Accrued interest payable                                               1,250              --
         Accrued compensation                                                   2,959             274
         Accrued development costs                                                464          (1,912)
         Accrued copromotion costs                                                 92             173
         Deferred revenue                                                      10,439           9,982
         Other accrued liabilities                                                 (4)           (365)
                                                                            ---------       ---------
            Total adjustments                                                     904              (2)
                                                                            ---------       ---------
      Net cash used in operating activities                                   (16,755)        (20,756)
                                                                            ---------       ---------
Cash flows provided by (used in) investing activities:
   Purchases of short-term investments                                       (366,337)        (17,735)
   Sales of short-term investments                                             68,443          40,427
   Maturities of short-term investments                                        66,996           7,961
   Additions to property and equipment                                           (859)         (1,319)
                                                                            ---------       ---------
      Net cash provided by (used in) investing activities                    (231,757)         29,334
                                                                            ---------       ---------
Cash flows provided by (used in) financing activities:
   Proceeds from capital lease obligations                                         --           1,175
   Repayment of capital lease obligations                                      (1,245)         (1,657)
   Proceeds from convertible subordinated notes, net of issuance costs        289,228              --
   Issuance of common stock                                                    23,287           5,966
                                                                            ---------       ---------
      Net cash provided by financing activities                               311,270           5,484
                                                                            ---------       ---------
Net increase in cash and cash equivalents                                      62,758          14,062
Cash and cash equivalents at the beginning of the period                       12,780          10,532
                                                                            ---------       ---------
Cash and cash equivalents at the end of the period                          $  75,538       $  24,594
                                                                            =========       =========


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

Interim financial information

We prepared the accompanying unaudited condensed financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In our opinion, these condensed financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary to fairly state the company's financial position and the results of its operations and its cash flows. We derived the condensed balance sheet at December 31, 1999 from the audited financial statements at that date. The condensed balance sheet at December 31, 1999 does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 1999. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Contract revenues

Contract revenues include copromotion revenue, milestone revenue, and development and other contract revenue. We record milestone revenue and development and other contract revenue as earned based on the performance requirements of the contract, and expense-related costs as they are incurred. Other contract revenue includes recognition of reimbursement to us by Schering-Plough Ltd. and Schering Corporation, which we refer to together as "Schering", of certain manufacturing-related expenses for materials used outside copromotion territories at the time the reimbursement is realizable and earned. We generally recognize copromotion revenue when Schering ships related product to wholesalers, net of allowances, if any, that we believe are necessary.

Copromotion revenue includes our share of profits from the sale of INTEGRILIN by Schering, and the reimbursement by Schering of our costs of copromotion revenue, which we record when the reimbursement is realizable and earned. Our costs of copromotion revenue consist of certain manufacturing-related and marketing expenses used within copromotion territories. We defer certain manufacturing-related expenses until the time Schering ships related product to its customers inside and outside copromotion territories. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned.

Prepaid copromotion expenses

Prepaid copromotion expenses represent materials on-hand, valued at cost, and prepayments to third-party suppliers associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):

                                          September 30,     December 31,
                                              2000             1999
                                            --------         --------
          Deposits and prepayments          $  9,671         $  5,626
          Bulk materials                      20,766           15,728
          Finished goods                      13,504            9,393
                                            --------         --------
                                            $ 43,941         $ 30,747
                                            ========         ========

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

Information concerning market and source of supply concentration

COR and Schering co-promote INTEGRILIN(R) (eptifibatide) Injection in the United States and share any profits or losses. We have exclusively licensed Schering to market INTEGRILIN outside the United States, and Schering pays us royalties based on sales of INTEGRILIN outside the United States. INTEGRILIN has received regulatory approval in the European Union as well as a number of countries outside the European Union and the United States. We have long-term supply arrangements with two suppliers for the bulk product and with another two suppliers for the filling and final packaging of INTEGRILIN.

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred. Advertising and promotion costs totaled $3,859,000 and $10,751,000 for the three and nine months ended September 30, 2000 compared to $2,419,000 and $7,930,000 for the corresponding periods in 1999.

Reclassification

We have reclassified certain prior year balances to conform to the current year presentation.

Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires unrealized gains and losses on available-for-sale securities to be included in other comprehensive income (loss). Unrealized gains or losses were not material during the three and nine months ended September 30, 2000 and 1999, and total comprehensive loss closely approximated net loss in each period.

Stock split

On August 15, 2000, we effected a two-for-one stock dividend, in which our stockholders of record at the close of business on July 31, 2000 received one additional share of our common stock for every share of common stock then held. The effect of the two-for-one stock split has been reflected throughout this report, including the share and per share amounts for all periods presented.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. SFAS No. 133 is effective for the year ending December 31, 2001. We do not currently hold any derivatives and do not anticipate holding any derivatives in the future. Accordingly, we do not expect this pronouncement to materially impact results of future operations.

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

At September 30, 2000, the amortized cost and estimated fair value of short-term investments, classified by contractual maturity, are (in thousands):

                                                 Amortized    Estimated
                                                    Cost      Fair Value
                                                 ----------   ----------
      Due in one year or less                      $161,976    $162,021
      Due after one year and in less than           101,998     102,465
      three years
                                                 ----------   ----------
                                                   $263,974    $264,486
                                                 ==========   ==========

During the three and nine months ended September 30, 2000, we sold short-term investments with a fair value of $28,979,000 and $68,443,000 resulting in gross realized gains of $53,000 and $136,000 and gross realized losses of $0 and $21,000, respectively.

Long and short-term debt: The carrying amounts of borrowings under secured debt agreements approximate their fair values. The fair values are estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

3.  EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" we have computed basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share also includes the effect of any potentially dilutive securities, consisting of stock options for the three months ended September 30, 1999. Had we been in a net income position during the three months ended September 30, 2000 or the nine months ended September 30, 2000 and 1999, diluted earnings per share (EPS) would have included the shares used in the computation of basic net income per share as well as the impact of 5,553,000, 6,032,000 and 2,240,000 net shares issued upon the assumed exercise of outstanding stock options. We have excluded the impact of our convertible subordinated notes from the computation of diluted shares outstanding because the impact of an assumed conversion of these convertible notes is anti-dilutive for all periods presented. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2000 and 1999 (in thousands).

                                                   Three Months                  Nine Months
                                                Ended September 30,          Ended September 30,
                                              -----------------------      -----------------------
                                                2000           1999          2000           1999
                                              --------       --------      --------       --------
Numerator for basic and diluted EPS:
  Net income (loss)                           $ (1,221)      $    750      $(17,659)      $(20,754)
                                              ========       ========      ========       ========

Denominator:
  Denominator for basic EPS -
  weighted-average shares                       54,067         49,940        52,969         49,386

  Effect of dilutive securities -

  stock options                                     --          4,052            --             --
                                              --------       --------      --------       --------

  Denominator for diluted EPS - adjusted
  weighted-average shares and assumed
  conversions                                   54,067         53,992        52,969         49,386
                                              ========       ========      ========       ========

4.  CONVERTIBLE SUBORDINATED NOTES

In February 2000 we completed a private placement of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes due March 1, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt as defined in the indenture governing the notes. We pay interest on the notes semi-annually on March 1 and September 1 of each year. The conversion rate is 29.6056 shares of common stock per $1,000 principal amount of notes. This is equivalent to a conversion price of $33.78 per share. The conversion rate is subject to adjustment in certain events. We have reserved 8,880,000 shares of authorized common stock for issuance upon conversion of the notes. We may redeem the notes on or after March 1, 2003 and prior to maturity, at a premium. We incurred issuance costs related to this offering of approximately $10,800,000, including placement fees and commissions. These issuance costs are recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

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

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements regarding the Company's performance that involve risks and uncertainties. Actual results may differ materially from the anticipated results discussed in such forward-looking statements, due to factors such as the commercial success of INTEGRILIN(R) (eptifibatide) Injection and other factors discussed below and under the caption "Risk Factors." Forward-looking statements are based on our current expectations, and we do not intend to update such information to reflect future events or developments.

OVERVIEW

COR develops and commercializes pharmaceutical products to treat and prevent severe cardiovascular diseases. INTEGRILIN is our first product taken from discovery to commercialization. In May 1998 the United States Food and Drug Administration approved INTEGRILIN to treat patients who undergo a procedure known as angioplasty to open blood vessels. The FDA has also approved INTEGRILIN to treat patients with intermittent chest pains known as unstable angina and patients suffering from a kind of heart attack known as non-Q-wave myocardial infarction, whether the doctor intends to treat these patients with medicines alone or with a subsequent angioplasty. INTEGRILIN is the only drug in its class that the FDA has approved for use in all these indications.

COR and Schering co-promote the drug in the United States and share any profits or losses. We have exclusively licensed Schering to market INTEGRILIN outside the United States, and Schering pays us royalties based on sales of INTEGRILIN outside the United States. INTEGRILIN has also received regulatory approval in a number of countries outside the European Union and the United States.

COR and Schering are conducting or have conducted clinical trials of INTEGRILIN with different drugs that dissolve blood clots in patients suffering heart attacks. COR and Schering also sponsor clinical trials of INTEGRILIN in a variety of clinical settings.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2000 and 1999

Total contract revenues, which include copromotion, milestone and development and other contract revenue, were $29,913,000 and $72,891,000 for the three and nine months ended September 30, 2000 compared to $23,470,000 and $39,998,000 for the corresponding periods in 1999. Copromotion revenue related to the sales of INTEGRILIN by Schering was $27,840,000 and $67,725,000 for the three and nine months ended September 30, 2000 compared to $9,711,000 and $22,823,000 for the corresponding periods in 1999.

Total sales of INTEGRILIN, as reported to us by Schering, were $51,794,000 and $121,282,000 for the three and nine months ended September 30, 2000, compared to $17,200,000 and $43,900,000 for the corresponding periods in 1999. Product sales reported by Schering for any period are not necessarily indicative of product sales for any future period.

Of the total reported for the three months ended September 30, 2000, sales of INTEGRILIN in the United States were $48,000,000, an increase of $9,100,000 over sales of INTEGRILIN in the United States for the three months ended June 30, 2000. Approximately half of the quarter-to-quarter increase of $9,100,000 in sales in the United States

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

was attributable to overall market growth as well as increased market share for INTEGRILIN(R) (eptifibatide) Injection. The remainder may have been due to some inventory stocking at the wholesaler level. In contrast to the third quarter results from previous years, the total number of patients treated with a GP IIb-IIIa inhibitor increased over the second quarter and INTEGRILIN increased its share of those patients.

Milestone revenue for the three and nine months ended September 30, 1999 includes $12,000,000 related to the marketing authorization granted to INTEGRILIN in the European Union for certain indications. No milestone revenue was recognized for the three and nine months ended September 30, 2000. Development and other contract revenue was $2,073,000 and $5,166,000 for the three and nine months ended September 30, 2000 compared to $1,759,000 and $5,175,000 for the corresponding periods in 1999. Development and other contract revenue varies due to fluctuations in clinical trial and other development activities. We expect total contract revenues to continue to fluctuate in the future.

Cost of copromotion revenue was $14,034,000 and $37,302,000 for the three and nine months ended September 30, 2000 compared to $6,885,000 and $14,081,000 for the corresponding periods in 1999, consistent with increased sales of INTEGRILIN in 2000. Cost of copromotion revenue includes certain manufacturing-related and marketing expenses incurred in connection with our collaboration with Schering.

Research and development expenses were $10,246,000 and $32,990,000 for the three and nine months ended September 30, 2000 compared to $8,755,000 and $28,613,000 for the corresponding periods in 1999. The increase in 2000 compared to 1999 was due to the timing of clinical trial activities and to increases in headcount and other research, development and clinical activities associated with product candidates. Research and development expenses are expected to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and product candidates in development.

Marketing, general and administrative expenses were $8,082,000 and $23,490,000 for the three and nine months ended September 30, 2000, compared to $7,651,000 and $19,957,000 for the corresponding periods in 1999. The increase in 2000 was primarily due to the addition of marketing and sales personnel for the commercialization of INTEGRILIN, as well as increased staffing and administrative expenses associated with general corporate activities. We expect marketing, general and administrative costs to continue to increase over the next several years.

Interest income (net) was $1,228,000 and $3,232,000 for the three and nine months ended September 30, 2000 compared to $571,000 and $1,899,000 for the corresponding periods in 1999. The increase in 2000 compared to 1999 was primarily due to changes in average cash and investment balances and average outstanding debt obligations, including the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. See "Note 4 of Notes to Condensed Financial Statements".

LIQUIDITY AND CAPITAL RESOURCES

We had available cash, cash equivalents and short-term investments of $340,024,000 at September 30, 2000. Cash in excess of immediate requirements is invested with the primary objective of preserving principal while at the same time maximizing yields without significantly increasing risk. We have funded our operations primarily through public and private debt and equity financings and proceeds from research and development and commercialization collaboration agreements. Additional funding has come from grant revenues, interest income and property and equipment financings.

Net cash used in operating activities and additions to property and equipment was $17,614,000 for the nine months ended September 30, 2000, compared to $22,075,000 for the nine months ended September 30, 1999. The decrease in 2000 compared to 1999 was primarily due to the timing of activities related to our agreement with Schering and to the effect of reduced losses from operations. Cash requirements for operating activities and additions to property and equipment may increase in future periods. The timing of these cash requirements may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development and depending on our debt service obligations.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Cash provided by financing activities was $311,270,000 for the nine months ended September 30, 2000 compared to $5,484,000 for the nine months ended September 30, 1999. The increase in 2000 compared to 1999 is the result of the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. See "Note 4 of Notes to Condensed Financial Statements".

We expect our cash requirements will increase in future periods due to anticipated expansion of research and development, including clinical trials, increased marketing, sales, and general and administrative activities and to interest expense on our convertible subordinated notes. Existing capital resources and interest earned thereon are expected to meet these increased cash requirements for the next several years. However, cash requirements may change depending on numerous factors, including the progress of anticipated research and development programs, the scope and results of preclinical and clinical studies and the number and nature of the indications pursued in clinical studies. Cash requirements may also change due to the timing of regulatory approvals, technological advances, determinations as to the commercial potential of future products and the status of competitive products. Finally, the establishment and maintenance of collaboration relationships with other companies, the availability of financing and other unexpected factors may require additional funds that may not be available on favorable terms, if at all.


RISK FACTORS

Our business faces significant risks. Stockholders and potential investors in our securities should carefully consider the following risk factors, in addition to other information in this report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any forward-looking statements made by or on behalf of us. These risks may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial also may impair our business. We are relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of COR are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report.

RISKS RELATED TO OUR DRUG DEVELOPMENT AND COMMERCIALIZATION ACTIVITIES

If INTEGRILIN(R) (eptifibatide) Injection does not achieve commercial success, we will not be able to generate the revenues necessary to support our business.

Our business depends on the commercial success of INTEGRILIN, which has been on the market in the United States only two years and currently is our only marketed product. Marketing outside the United States commenced only within the last year and INTEGRILIN has not yet achieved acceptance in foreign markets. Although sales of INTEGRILIN have increased since its launch, if they fail to continue to increase over current levels, our business will not become profitable, and we will be forced to scale back our operations and research and development programs.

We may not be able to compete effectively in the cardiovascular disease market.

Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and competition is intense and expected to increase. Our most significant competitors are major pharmaceutical companies and more established biotechnology companies. The two products that compete with INTEGRILIN are ReoPro(R), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly & Co., and Aggrastat(R), which is produced and sold by Merck & Co., Inc. In addition, F. Hoffman-La Roche, Ltd. is currently developing a product, lamifiban, to treat patients with symptoms of unstable angina. If the FDA approves lamifiban, it may also directly compete with INTEGRILIN. Our competitors operate large, well-funded cardiovascular research and development programs and have significant expertise in manufacturing, testing, regulatory matters and marketing. We also must compete with academic institutions, governmental agencies, and other public and private research organizations that conduct research in the cardiovascular field, seek patent protection for their discoveries and establish collaborative arrangements for product and clinical development and marketing.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

We may not be able to obtain the regulatory approvals necessary to market new products and market of INTEGRILIN(R) (eptifibatide) Injection for additional therapeutic uses.

We must satisfy stringent governmental regulations in order to develop, commercialize and market our products. INTEGRILIN is the only product we have submitted to the FDA for approval for commercial sale, and it has been approved for a specific set of therapeutic uses. To grow our business, we will need to obtain regulatory approval to be able to promote INTEGRILIN for additional therapeutic uses and to commercialize new product candidates. A company cannot market a pharmaceutical product in the United States until it has completed rigorous pre-clinical testing and clinical trials of the product and an extensive regulatory clearance process that the FDA implements. It typically takes many years to satisfy regulatory requirements, depending upon the type, complexity and novelty of the product. The process is very expensive. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

Before we can receive FDA clearance to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. Pre-clinical and clinical data are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. In addition, we may encounter delays or rejections from additional government regulation, from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our potential products or us. If a product receives regulatory clearance, its marketing will be limited to those disease states and conditions for which clinical trials demonstrate that the product is safe and effective. Any compound we develop may not prove to be safe and effective in clinical trials and may fail to meet all of the regulatory requirements needed to receive marketing clearance.

Outside the United States, our ability to market a product depends on our receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.

We depend on our collaborative relationship with Schering to market and sell INTEGRILIN, and our business will suffer if Schering fails to perform under the collaboration.

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

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

If we do not establish additional collaborative relationships, our ability to develop and commercialize new products will be impaired.

In addition to INTEGRILIN(R) (eptifibatide) Injection, we have various product candidates in preclinical and clinical trials and other product candidates in various stages of research and development. We are a party to numerous research agreements related to these product candidates, most of which do not contemplate taking a product candidate through development and commercialization. We will need to enter into additional collaborations to develop and commercialize these and additional product candidates. We face significant competition in seeking appropriate collaborative partners. Negotiating these arrangements is complex and time consuming. If we are successful in establishing a collaboration, the collaboration may not be successful. If we fail to establish collaborative partnerships for our product candidates, we may have to terminate, delay or cut back development programs.

If our clinical trials are unsuccessful, or if they experience significant delays, our ability to commercialize products will be impaired.

We must provide the FDA and foreign regulatory authorities with preclinical and clinical data that demonstrate that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful.

We may not complete our planned preclinical or clinical trials on schedule or at all. In addition, due to the substantial demand for clinical trial sites in the cardiovascular area, we may have difficulty obtaining a sufficient number of appropriate patients or clinician support to conduct our clinical trials as planned. If so, we may have to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. Our product development costs will increase if we have delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product or potential products. Even if regulators approve a product for marketing, it may not be commercially successful.

If our third party manufacturers fail to deliver sufficient quantities of INTEGRILIN or product candidates on schedule, we may be unable to meet demand for INTEGRILIN and may experience delays in product development.

We have no manufacturing facilities and, accordingly, rely on third parties for clinical and commercial production of INTEGRILIN and for clinical production of product candidates. We have only two manufacturers producing bulk product, and two manufacturers performing packaging, of INTEGRILIN. We have additional manufacturers producing product candidates for clinical trials. If the third-party manufacturers or suppliers were to cease production or otherwise fail to supply us, or if we were unable to renew our manufacturing contracts or contract for additional manufacturing services on acceptable terms, our ability to produce INTEGRILIN and to conduct preclinical testing and clinical trials of product candidates would be impaired. If we do not have adequate supplies of INTEGRILIN to meet market demand, we may lose potential revenues, and the health care community may turn to competing products. If we cannot obtain adequate supplies of product candidates for preclinical and clinical trials, regulatory approval and development of product candidates may be delayed.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement from third party payors.

Health care insurers, including the United States Health Care Financing Administration, managed care providers, private health insurers and other organizations set aggregate dollar amounts that they will reimburse to hospitals for

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

the medicines and care the hospitals administer to treat particular conditions. These insurers adjust the amounts periodically, and could lower the amount that they will reimburse hospitals to treat the conditions for which the FDA has approved of INTEGRILIN(R) (eptifibatide) Injection. If they do, pricing levels or sales volumes of INTEGRILIN may decrease and cause a reduction in sales and a loss of potential revenues. In foreign markets a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering INTEGRILIN to insured patients. If these levels are set, or reset, too low, it may not be possible to sell INTEGRILIN at a profit in these markets. Each of our product candidates, if approved for marketing, will face the same risk.

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

The testing, marketing and sale of human pharmaceutical products expose us to significant and unpredictable risks of product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. Our products are administered to patients with serious cardiovascular disease who have a high incidence of mortality. A successful product liability suit against us could impair our financial condition and force us to limit commercialization of products.

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

Historically, our expenses have exceeded our revenues. As of September 30, 2000, we had an accumulated deficit of approximately $232,893,000. The extent of future losses and timing of future profitability are uncertain, even taking into account our share of revenues from sales of INTEGRILIN. We continue to incur significant expenses for research and development and to develop, train, maintain and manage our sales force, and these expenses continue to exceed our share of INTEGRILIN product revenues. We may never achieve profitability.

If we fail to obtain needed funds, we will be unable to successfully develop and commercialize products.

We will require significant funds to market INTEGRILIN and conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop and optimize our technology and potential products, to

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

establish manufacturing, marketing and sales capabilities for product candidates and to bring any such products to market. We may raise these funds through public or private equity offerings, debt financings or additional corporate collaborations and licensing arrangements. We may find that additional funding may not be available to us when we need it, on acceptable terms or at all.

If we raise capital by issuing equity securities, our stockholders may experience dilution. To the extent we raise additional funds through collaborative arrangements, we may be required to relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us. If we are unable to obtain adequate funding when needed, commercialization of INTEGRILIN(R) (eptifibatide) Injection may be impaired and we may be required to curtail one or more development programs.

Our indebtedness and debt service obligations may adversely affect our cash flow.

At September 30, 2000 we had $303,301,000 of outstanding debt, including primarily our convertible subordinated notes. During each of the last five years and the nine months ended September 30, 2000, our earnings were insufficient to cover our fixed charges and are likely to continue to be insufficient to cover fixed charges for at least 12 months. During each of the next three years, our debt service obligations on our convertible subordinated notes will be approximately $15 million in interest payments. If we are unable to generate sufficient cash to meet these obligations and have to use other cash reserves, we may have to delay or curtail research and development programs.

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

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

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

In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies' operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole and you could lose all or part of your investment.

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

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

   - authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; and

   -    limit who may call a special meeting of stockholders.

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


ITEM 3. FINANCIAL MARKET RISKS

We are exposed to interest rate risk on our investments of excess cash. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than three years. If a 10% change in interest rates were to have occurred on September 30, 2000, such a change would not have had a material effect on the fair value of the investment portfolio as of that date. Due to the short holding period of short-term investments, we have concluded that we do not have a material financial market risk exposure.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

       Number          Exhibit
       ------          -------
         3.1           Restated Certificate of Incorporation of the Registrant, as
                       amended through June 9, 2000.
        10.1           Amendment dated July 27, 2000 to Second Amendment to Collaboration
                       Agreement, dated November 5, 1999, between Schering-Plough Ltd.
                       and Schering Corporation and the Registrant.
        10.2           Amendment dated August 31, 2000 to Second Amendment to
                       Collaboration Agreement, dated November 5, 1999, between
                       Schering-Plough Ltd. and Schering Corporation and the Registrant.
        10.3  (1)      Registrant's 1991 Equity Incentive Plan, as amended July 28, 2000.
        27.1           Financial Data Schedule.

--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Reg No. 333-48668) and incorporated herein by reference.


REPORTS ON FORM 8-K

There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 8, 2000

COR THERAPEUTICS, INC.

Signature                                                        Title
---------------------------             ----------------------------------------------------------
/s/ VAUGHN M. KAILIAN                   President, Chief Executive Officer and Director
---------------------------             (Principal Executive Officer)
Vaughn M. Kailian

/s/ PETER S. RODDY                      Senior Vice President, Finance and Chief Financial Officer
---------------------------             (Principal Financial Officer)
Peter S. Roddy

/s/ JOHN M. SCHEMBRI                    Director, Finance and Controller
---------------------------             (Principal Accounting Officer)
John M. Schembri

                                 EXHIBITS LIST

       Number          Exhibit
       ------          -------
         3.1           Restated Certificate of Incorporation of the Registrant, as
                       amended through June 9, 2000.
        10.1           Amendment dated July 27, 2000 to Second Amendment to Collaboration
                       Agreement, dated November 5, 1999, between Schering-Plough Ltd.
                       and Schering Corporation and the Registrant.
        10.2           Amendment dated August 31, 2000 to Second Amendment to
                       Collaboration Agreement, dated November 5, 1999, between
                       Schering-Plough Ltd. and Schering Corporation and the Registrant.
        10.3  (1)      Registrant's 1991 Equity Incentive Plan, as amended July 28, 2000.
        27.1           Financial Data Schedule.

--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Reg No. 333-48668) and incorporated herein by reference.