Form 10-K
period 2000-12-31
COR THERAPEUTICS INC / DE
filed 2001-03-16
CIK 874865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]     EXCHANGE ACT OF 1934 for the fiscal year ended: December 31, 2000
                                                        -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________to _______.


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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001
                                                            --------------------
Par Value
---------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes [_]   No [X]

As of March 1, 2001, the aggregate market value (based upon the closing sales price of such stock as reported on The Nasdaq National Market on such date) of the voting stock held by non-affiliates of the Registrant was $1,462,612,000. (Excludes 8,793,235 shares outstanding at March 1, 2001 of the Registrant's Common Stock held by directors, executive officers and holders of more than 5% of the Company's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.)

As of March 1, 2001, the number of outstanding shares of the Registrants' Common Stock was 55,041,845.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement with respect to the Registrant's 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference into Part III of this report.

================================================================================

                                    PART I

Item 1.  BUSINESS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the sections entitled "Additional Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." INTEGRILIN(R) (eptifibatide) Injection, COR Therapeutics(R), and COR(R) are registered trademarks of COR Therapeutics, Inc.

General

COR Therapeutics, Inc. ("COR") is dedicated to the discovery, development and marketing of novel therapeutic products to establish new standards of care for treating and preventing acute and chronic cardiovascular diseases. We are marketing INTEGRILIN, our approved drug, to treat patients with acute cardiovascular disease. We are also developing a portfolio of drugs to treat and prevent a broad range of acute and chronic cardiovascular and other conditions.

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

We launched INTEGRILIN in the United States with Schering-Plough Ltd. and Schering Corporation, which we refer to together as "Schering." COR and Schering co-promote the drug in the United States and share any profits or losses. INTEGRILIN also has received regulatory approval for various cardiovascular indications in the European Union and a number of other countries. We have exclusively licensed Schering to market INTEGRILIN outside the United States, and Schering pays us royalties based on sales of INTEGRILIN outside the United States.

In January 2001, we, Schering and Genentech, Inc., entered into an agreement to co-promote INTEGRILIN with Genentech's fibrinolytic, or clot-dissolving drugs, TNKase(TM) (tenecteplase) and Activase(R) (alteplase, recombinant) across the United States. We, Schering and Genentech have also agreed to an exclusive clinical collaboration for any future large-scale clinical trials that combine a fibrinolytic with drugs in the same class as INTEGRILIN.

In addition to our commercial activities, we continue to pursue a wide array of research and development programs. We believe these programs have therapeutic potential for a variety of indications including acute coronary syndromes, stroke, restenosis, cancer and venous and arterial thrombosis.

We were incorporated in Delaware on February 4, 1988.

Therapeutic Opportunities in Cardiovascular Disease

Despite decades of extensive research and development and significant advances in its treatment, cardiovascular disease remains the leading cause of death in the United States. Approximately one million people die each year from heart attacks, strokes and related diseases. As the number of elderly people in the population increases, the number of deaths attributable to these diseases continues to climb. We focus our research and development efforts on agents that have the potential to prevent and/or treat these diseases. Our complementary research and development programs seek to address critical needs in severe cardiovascular diseases, including unstable angina, acute myocardial infarction, arterial thrombosis, venous thrombosis and restenosis.

In arterial thrombosis, an aggregation of platelets (a thrombus, which essentially is a plug) forms on the lining of an injured artery. The thrombus occludes the artery and thereby impairs its ability to supply blood and oxygen to the heart, brain and other organs. In the heart, disorders from arterial thrombosis range from prolonged episodes of severe chest pain (including unstable angina) to heart attack (acute myocardial infarction) to sudden death. In the brain, disorders range from a temporary reduction in oxygen supply (transient ischemic attacks) to stroke. Each year, approximately six million people suffer from severe chest pain, one million from heart attack and 600,000 from stroke in the United States.

In venous thrombosis, disorders are generally related to a thrombus breaking off from the lining of an injured artery or vein. The thrombus may travel to the lungs and cause a pulmonary embolism, a serious disorder in which blood supply is blocked and lung tissue is killed. Each year in the United States, over 270,000 patients are diagnosed with venous thrombosis and approximately 50,000 patients die from pulmonary embolisms.

In restenosis, an artery significantly re-narrows following an angioplasty procedure, usually within six months. Approximately 600,000 patients undergo angioplasties each year, and up to 40% suffer from restenosis. New treatments or devices such as stents help reduce restenosis in angioplasty. However, stenting itself can be complicated by restenosis, particularly in smaller vessels. Restenosis therefore remains a threat whether or not stents are used.

Products and Product Pipeline

INTEGRILIN

Commercial Market

INTEGRILIN is a small synthetic peptide that blocks the platelet receptor GP IIb-IIIa to inhibit platelet aggregation. By blocking GP IIb-IIIa, INTEGRILIN helps prevent thrombus formations from fully blocking coronary arteries, a situation that can lead to heart attack or death in patients with acute coronary syndromes or patients undergoing angioplasty procedures. Importantly, the effects of INTEGRILIN are specific to platelets, thereby avoiding interference with other normal cardiovascular processes. Additionally, certain effects of INTEGRILIN can be reversed once therapy with INTEGRILIN is discontinued. Well over one million people in the United States annually are candidates for INTEGRILIN therapy.

INTEGRILIN has the broadest range of indications among GP IIb-IIIa inhibitors approved for marketing in the United States. INTEGRILIN can be administered at the time of diagnosis in the emergency department to patients with acute coronary syndromes regardless of whether they are medically managed or ultimately undergo angioplasty procedures on INTEGRILIN therapy. INTEGRILIN can be administered to patients prior to (but not during) coronary artery bypass grafting surgery. INTEGRILIN can also be administered at the time of angioplasty to patients who undergo elective, emergency or urgent angioplasty procedures.

Our marketing strategy aims for INTEGRILIN to be used in patients undergoing angioplasty procedures and also to encourage the early use of INTEGRILIN in patients presenting with acute coronary syndromes. We believe that INTEGRILIN sales will continue to increase if early usage becomes more common and if the number of hospitals using INTEGRILIN increases.

In collaboration with Schering and Genentech, our cardiovascular sales forces educate the medical community about GP IIb-IIIa inhibitor therapy and market the use of INTEGRILIN in such therapy. We jointly market INTEGRILIN to clinical cardiologists, interventional cardiologists and emergency medicine physicians. We also focus on hospital pharmacy directors, formulary committee members, hospital administrators and nurses, all of whom might affect purchasing decisions.

A competing product, ReoPro(R), is used primarily in the catheterization laboratory setting in patients undergoing angioplasty procedures. Another competing product, Aggrastat(R), is used primarily for treating acute coronary syndromes. See " - Competition."

The ESPRIT Trial and Continued Development of INTEGRILIN

The ESPRIT (Enhanced Suppression of Platelet Receptor GP IIb-IIIa using INTEGRILIN Therapy) study was the first clinical trial designed to assess the efficacy and safety of INTEGRILIN as GP IIb-IIIa inhibitor therapy in patients undergoing non-urgent angioplasty procedures with the wide variety of intracoronary stents currently used in clinical practice. On February 4, 2000, an independent Data Safety Monitoring Committee stopped enrollment early in ESPRIT after an interim analysis of 1,758 patients revealed a highly statistically significant reduction in the incidence of death or heart attack at 48 hours with INTEGRILIN as compared to placebo. The primary results of ESPRIT, which demonstrated a statistically significant reduction in death, heart attack, need for urgent repeat intervention, or need for thrombotic bail-out therapy, were published in December 2000 in The Lancet.

In January 2001 we reported the six-month follow-up results from the ESPRIT study with INTEGRILIN, which demonstrated a significant reduction in the incidence of death or heart attack over the six months following intracoronary stent implantation from 11.5% with placebo to 7.5% with INTEGRILIN. This represents a highly significant 35% reduction in these adverse outcomes for the 98.5% of patients where follow-up information was available at six months. The incidence of death, myocardial infarction, or need for urgent target vessel revascularization at 30 days was reduced from 10.5% with placebo to 6.8% with INTEGRILIN.

We continue to develop INTEGRILIN for additional indications in collaboration with Schering. We are conducting a Phase II clinical study of INTEGRILIN in combination with reduced-dose TNKase(TM), a single bolus fibrinolytic developed by Genentech, Inc. that can be administered over five seconds, in patients with ST-segment elevation myocardial infarction. We have also completed a Phase II study of INTEGRILIN in combination with half-dose Activase(R), a fibrinolytic also developed by Genentech. TNKase(TM) and Activase(R) are trademarks of Genentech, Inc. We also sponsor other investigator-initiated studies in a variety of clinical settings.

Research and Development Programs

Product Pipeline

The following table lists our primary research and development programs, each of which is more fully described below.

Product Candidate/Program                   Indication                               Status
-----------------------------------------   ---------------------------------------- -------------------------
Oral GP IIb-IIIa Inhibitor (cromafiban)     Acute coronary syndromes, stroke         Initial phase II clinical
                                                                                     trials completed
Growth factor inhibitor                     Restenosis, cancer, fibroinflammatory    Preclinical
                                            disease
Factor Xa inhibitor                         Venous and arterial thrombosis, atrial   Preclinical
                                            fibrillation
Platelet ADP receptor                       Acute coronary syndromes, restenosis,    Research
                                            stroke prevention
Cardiovascular functional genomics          Vascular and non vascular diseases       Research
Integrin signal transduction                Thrombosis, inflammation,                Research
                                            atherosclerosis, tumor metastasis

Cromafiban

Current therapies aimed at preventing arterial thrombosis either do not address platelet aggregation, the underlying cause of thrombosis, or are severely limited in their ability to fight thrombosis. Agents such as beta-blockers, calcium antagonists, warfarin sodium and nitrates all inhibit platelet aggregation, but through secondary processes and only under the careful supervision of a monitoring physician. On the other hand, agents such as aspirin, TICLID(R) and PLAVIX(R) do not require much supervision, but are relatively weak inhibitors of platelet aggregation. Since the platelet receptor GP IIb-IIIa acts as the final common pathway for platelet aggregation, we believe that its inhibition offers the most effective means to prevent thrombosis and that oral GP IIb-IIIa inhibitors could represent a new class of drugs for patients with a history of acute coronary syndromes or cerebrovascular accidents.

We have completed a series of Phase II clinical trials of an oral drug, called cromafiban, to prevent blood clotting. We have shown in clinical trials that cromafiban remains active in the body long enough to allow patients to take the drug only once a day. We also observed in these trials that the level of activity of the drug in the body does not vary greatly throughout a 24-hour period and that the drug can be taken with or without food. The most common complication we observed during these trials was minor bleeding. At least one additional Phase II clinical trial would be required before we could commence a larger Phase III clinical trial. We are not currently enrolling any patients in any clinical trials of cromafiban.

Previous clinical trials of other drugs in the same class as cromafiban, including lotrafiban (SmithKline Beecham), orbofiban and xemilofiban (Searle) and sibrafiban (Roche) failed to demonstrate the safety and efficacy of these drugs. DuPont Pharmaceuticals is currently enrolling patients in a Phase III clinical trial of the oral GP IIb-IIIa inhibitor, roxifiban. We believe the pharmacokinetic properties of roxifiban and cromafiban, including their potential for once daily dosing and level of activity in the body, differentiate them from the other drugs. The timing, scope and outcome of our future development activities for cromafiban will depend, in part, on the progress and outcome of the roxifiban trial.


Growth Factor Inhibitor Programs

Our growth factor inhibitor program is directed toward the discovery of inhibitors of certain growth factor receptors in the tyrosine kinase family which we believe play a role in cardiovascular and non-cardiovascular diseases, including liver fibrosis and certain cancers. These inhibitors have the potential to reduce the narrowing of blood vessels that frequently occurs following coronary procedures. In addition, cancers such as certain leukemias appear to harbor activated forms of some of these receptors that are thought to be important as the disease begins and evolves. Therefore, growth factor receptor inhibition may also have therapeutic potential in these cancers.

We also have a program focused on the family of growth factors commonly known as TGF-beta. This early stage program is designed to identify inhibitors of the signaling pathways used by this family of growth factors that may ultimately be useful in the treatment of many diseases.

Some of the compounds included in our growth factor inhibitor program were identified during our collaboration with Kyowa Hakko Kogyo Co., Ltd. The research term of this collaboration expired in November 1999; however, under the terms of the collaboration agreement, Kyowa Hakko retains certain commercial rights to compounds identified during the collaboration, and to commercialized products coming out of the collaboration.


Factor Xa Inhibitor Program

We have identified the factor Xa/prothrombinase complex as a target for small molecule inhibitors in chronic disorders involving blood clots, such as deep vein thrombosis, and atrial fibrillation, an irregular heart condition. The factor Xa/prothrombinase complex converts prothrombin to thrombin. We believe that inhibiting this conversion may possibly be a safer and potentially more effective approach to preventing clot formation than products that inhibit both thrombin generation and thrombin activity, such as heparin and low molecular weight heparin. Our scientists have discovered multiple chemical classes of novel compounds with high potency and specificity for factor Xa that have been shown in various animal models to block thrombosis in both arteries and veins. We are currently conducting preclinical studies of lead compounds that can be administered orally. We believe development of compounds in this class may offer significant clinical advantages over presently available products such as heparin, low molecular weight heparin and COUMADIN(R).

Platelet ADP Receptor Program

Our platelet ADP receptor program is directed toward the discovery of agents to treat arterial thrombosis, and stroke. ADP receptors on the surface of platelets play a key role in promoting platelet aggregation and resulting blood clots. Through molecular cloning, we have recently determined the identity of the key ADP receptor on platelets that we believe may assist in developing improvements over presently available products, such as TICLID(R) and PLAVIX(R). In addition, we have functionally characterized this key ADP receptor on platelets and are using this knowledge to advance the drug discovery process.

Cardiovascular Functional Genomics Program

Our cardiovascular functional genomics program applies the tools of modern genomics to discover novel genes involved in vascular biology and clot formation, which represent attractive targets for potential products. We focus on gene discovery and validation of targets in human endothelial cells (cells that line blood vessels) and platelets. We collaborate in these efforts with investigators at certain other biotechnology companies.

Integrin Signal Transduction Program

Our integrin signal transduction program is directed toward the discovery of agents that are useful for the treatment or prevention of a wide variety of disorders including thrombosis, inflammation, atherosclerosis (thickening of vessel walls) and tumor metastasis (the spread of cancer in the body). Integrins play a key role in not only cell migration and shape but also growth and differentiation. We are conducting this research in collaboration with investigators at the Scripps Research Foundation.

Other Non-cardiovascular Research Applications

We have identified compounds with potential non-cardiovascular applications. For example, we believe certain of our growth factor inhibitors may have additional applications in treating certain other disorders that involve cell proliferation, such as cancer, angiogenesis and chronic renal failure. We have identified other compounds with potential applications in the areas of wound healing, preventing the spread of cancer in the body and osteoporosis. We intend to pursue such opportunities and seek collaboration partners where appropriate to develop and commercialize any potential products.

We are currently engaged in a number of collaborations with other companies, consultants, universities and medical centers. We continually evaluate potential collaborations that may complement and expand our research, development, sales or marketing capabilities. We expect to increase preclinical activity and spending on compounds with potential non-cardiovascular applications in 2001.

Research and Development Expenses

In 2000, 1999 and 1998, our research and development expenses were $43,031,000, $36,563,000 and $39,915,000, respectively. For further information about our research and development expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Marketing and Sales Strategy

Our overall marketing strategy is to market any products for which we obtain approval either directly or through co-promotion arrangements or other licensing arrangements with pharmaceutical or other biotechnology companies. We target products under development toward both the acute care and the chronic care markets. We intend to retain selected North American and international marketing rights for products, where appropriate.

COR and Schering co-promote INTEGRILIN in the United States and share any profits or losses. See "Notes 1 and 2 of Notes to Financial Statements". Together with Schering and Genentech, Inc., we also co-promote INTEGRILIN, TNKase(TM) and Activase(R) for various indications in hospitals across the United States. We have exclusively licensed Schering to market INTEGRILIN outside the United States, and Schering pays us royalties based on sales of INTEGRILIN outside the United States.

We have not developed specific commercialization plans for our product candidates. How we commercialize product candidates will depend in large part on their market potential and our financial resources. We may establish co-promotion, corporate partnering or other arrangements for the marketing and sale of certain products and in certain geographic markets. We may not be successful in establishing such arrangements and even if we are, these arrangements may not result in the successful marketing and sales of any of our products or product candidates.

Sales of INTEGRILIN, and product candidates that may be approved, may depend heavily upon the availability of reimbursement from third-party payors, such as government and private insurance plans. We meet with administrators of these plans to discuss the potential medical benefits and cost-effectiveness of our products. We believe this approach may assist in obtaining reimbursement authorization for our products from these third-party payors. See "Additional Risk Factors."

We and Schering market INTEGRILIN to health care providers and Schering sells INTEGRILIN primarily to drug wholesalers. These wholesalers subsequently sell INTEGRILIN to the hospitals where health care providers administer the drug to patients. Wholesaler management decisions to increase or decrease their inventory of INTEGRILIN may result in sales of INTEGRILIN to wholesalers that do not track directly with demand for the product at hospitals.


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

We are aware of products in research or development by our competitors that address all of the diseases and disorders we are targeting. Any of these products may compete with our product candidates. In addition, competitors might succeed in developing other products or technologies that are more effective than those we are developing. These products or technologies might render our technology obsolete or noncompetitive. Competition is based primarily on product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

Two GP IIb-IIIa inhibitors have received regulatory approval in the United States and Europe which compete with INTEGRILIN: ReoPro(R), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly & Co.; and Aggrastat(R), which is produced and sold by Merck & Co., Inc. In addition, some of our competitors have programs specifically designed to develop GP IIb-IIIa inhibitors that might compete with INTEGRILIN.

We believe oral GP IIb-IIIa inhibitors are not likely to represent direct competition for parenteral products like INTEGRILIN, because they are being designed for chronic therapies, are expected to be dosed to have a lesser anti-platelet effect than parenteral products and are designed to have a long biological half-life. DuPont Pharmaceuticals is currently enrolling patients in a Phase III clinical trial of the oral GP IIb-IIIa inhibitor, roxifiban. If the FDA approves roxifiban, it would be the first drug in the category in which we would expect to commercialize our oral GP IIb-IIIa inhibitor drug candidate, cromafiban.

Any product, which we succeed in developing and for which we gain regulatory approval, must then compete for market acceptance and market share. Accordingly, important competitive factors will be the relative speed with which we and our competitors can develop products, complete the clinical testing and approval processes and supply commercial quantities of the product to the market. Pricing and the timing of market introduction of competitive products will also be important competitive factors.


Collaboration Agreement with Schering-Plough Ltd. and Schering Corporation

In April 1995, we entered into a collaboration agreement with Schering to jointly develop and commercialize INTEGRILIN on a worldwide basis. Under this agreement, decisions regarding the ongoing development and marketing of INTEGRILIN are generally subject to the oversight of a joint steering committee with equal membership from Schering and ourselves, although certain development decisions are allocated specifically to us. In those markets where Schering has exclusive marketing rights, Schering has decision-making authority with respect to marketing issues.

COR and Schering co-promote the drug in the United States and share any profits or losses. Schering is responsible for the sale of the final product to wholesalers. In the United States, the exact profit-sharing ratio between the companies depends on the amount of promotional effort contributed by each company. Since the launch of INTEGRILIN in June 1998, promotional efforts have been equal between ourselves and Schering.

INTEGRILIN has received regulatory approval for various cardiovascular conditions in the European Union and a number of other countries. We have exclusively licensed Schering to market INTEGRILIN outside the United States, and Schering pays us royalties based on sales of INTEGRILIN outside the United States. We have the right in the future to co-promote the product in Europe and Canada with Schering and share any profits or losses. Schering participates in and shares the costs of continuing development of INTEGRILIN. Under the terms of the agreement, both Schering and we have certain rights to terminate for breach.


Manufacturing and Process Development

We have no manufacturing facilities and, accordingly, rely on third-party contract manufacturers and collaboration partners for the clinical and commercial production of INTEGRILIN and the production of any potential products or compounds for preclinical research and clinical trial purposes. We expect to be dependent on third-party manufacturers and collaboration partners for the foreseeable future. We have conducted manufacturing testing programs required to obtain FDA and other regulatory approvals for the manufacture of drug substances and drug products. However, we have no experience manufacturing pharmaceutical or other commercial products.

We believe our contracted supply of INTEGRILIN is sufficient to meet current market demand. We work with our vendors on capacity forecasts to assure that there is an adequate supply of the drug, including raw materials, in the future. We have two manufacturers producing bulk product, and two manufacturers, one of which is Schering, performing packaging, of INTEGRILIN. We have additional manufacturers producing product candidates for clinical trials. Our manufacturing plans call for the addition of extra capacity for the manufacture of INTEGRILIN. If we are not able to secure additional manufacturing capacity on favorable terms, we may not be able to expand capacity sufficiently to meet future market demand.

Our commercialization strategy includes establishment of multiple third-party manufacturing sources on commercially reasonable terms. We may not be able to do so and even if such sources are established, they may not continue to be available to us on commercially reasonable terms. In the event that we are unable to obtain contract manufacturing on commercially acceptable terms, our ability to produce INTEGRILIN and to conduct preclinical testing and clinical trials of product candidates would be impaired.

We believe that our contract manufacturers have produced materials that are in conformity with applicable regulatory requirements. We have established a quality assurance/control program to ensure that our compounds are manufactured in accordance with Current Good Manufacturing Practices, the requirements of the California State Food and Drug Administration and other applicable regulations. We require that our contract manufacturers adhere to Current Good Manufacturing Practices. Our contract manufacturing facilities must pass regular post-approval FDA inspections. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of any of our potential products. If these inspections were to fail and we were unable to obtain the necessary approvals, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary and other sanctions could be applied. See " - Government Regulation" and "Additional Risk Factors."

We believe that all of our existing compounds can be produced using established manufacturing methods. The manufacture of our compounds is based in part on technology that we believe to be proprietary to our contract manufacturers. Contract manufacturers may utilize their own technology, our technology or that of third parties. Successful technology transfer is needed to ensure success with potential secondary suppliers. Such manufacturers may not abide by the limitations or confidentiality restrictions in licenses with us. In addition, any such manufacturer may develop process technology related to the manufacture of our compounds that such supplier owns either independently or jointly with us. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have our products manufactured.

We expect to improve or modify our existing process technologies and manufacturing capabilities for INTEGRILIN and for our product candidates in development. We cannot quantify the time or expense that may ultimately be required to improve or modify our existing process technologies, but it is possible that such time or expense could be substantial. Moreover, we may not be able to implement any of these improvements or modifications successfully.


Patents, Proprietary Rights and Licenses

Patents

We file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We also prosecute and defend our patent applications and patents aggressively, as well as our proprietary technology.

Our ability to obtain and maintain patent protection for INTEGRILIN and our product candidates in development, both in the United States and in other countries, will affect to some extent the success of our business. We have patents or have filed applications for patents covering many of our product candidates, processes, various aspects of our platelet aggregation inhibitor, growth factor inhibitor and factor Xa programs, as well as other programs. Many of the patents or applications include composition of matter claims relating to a number of our compounds. Also, we have exclusively licensed a number of related patent applications with respect to certain of our product candidates. The patent positions of pharmaceutical and biotechnology firms, including ourselves, are often uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of our applications will result in the issuance of patents or whether any of our issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until a patent is issued and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may need to participate in interference proceedings declared by the United States Patent and Trademark Office or, with respect to foreign patents and patent applications, other proceedings to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us.

The development of therapeutic products for cardiovascular applications is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications may be competitive with our applications or may conflict in certain respects with claims made under applications that cover one or more of our programs. If such conflicts do exist, it could result in a significant reduction in our patent coverage (assuming patents issue on our applications), which could significantly impair our prospects. In addition, if patents issued to other companies contain competitive or conflicting claims and such claims are ultimately determined to be valid, we may not be able to obtain licenses to these patents at a reasonable cost or develop or obtain alternative technology.

In October 1997 a patent opposition was filed in Europe by another company against the claims of a patent granted to us in Europe covering broad, generic claims for INTEGRILIN, as well as numerous related compounds that are not part of our core technology. The opposition asserts that all claims of the patent are unpatentable. In July 2000 the Opposition Division of the European Patent Office confirmed the validity of our patent claims without requiring us to limit or otherwise amend our claims. In November 2000 the opposition filed an appeal of this decision.

Trade Secrets

We rely upon trade secret protection for our confidential and proprietary information. Other parties may independently develop substantially equivalent proprietary information and techniques, otherwise gain access to our trade secrets, or disclose our trade secrets or such substantially equivalent technology. In addition, we may not be able to protect our trade secrets in any meaningful way.

Licensed Technology

We have certain technologies, processes and compounds that we believe may be important to the development of our products, that we obtained under licenses from certain universities, companies and research institutions. These agreements require us to pay license maintenance fees and, upon commercial introduction of certain products, to pay royalties. These include exclusive license agreements with the Regents of the University of California that may be cancelled or converted to non-exclusive licenses if specified milestones are not achieved. These licenses may not provide effective protection against our competitors.

Confidentiality Agreements

We require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all our confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual while in our employment shall be our exclusive property. These agreements may not provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Government Regulation

The production and marketing of INTEGRILIN and our ongoing research and development of product candidates and other activities are subject to extensive regulation by numerous government authorities in the United States and other countries. The United States Food, Drug and Cosmetic Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of drug products. Satisfaction of such regulatory requirements typically takes several years depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. For our currently marketed product, INTEGRILIN, and for potential products in development, failure to comply with applicable regulatory requirements even after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, warning letters, recall of product, suspension of production and/or distribution and possible civil and criminal sanctions.

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

Clinical Testing

Our potential products must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. Preclinical studies must be conducted in compliance with Good Laboratory Practices regulations. Clinical testing must meet requirements for Institutional Review Board oversight and informed consent, as well as FDA prior review, oversight and Good Clinical Practice regulations. Generally, clinical trials involve three phases and are subject to detailed protocols, which must be reviewed by the FDA. The FDA or we may suspend clinical trials at any time if either believes that the subjects participating in such trials are being exposed to unacceptable health risks.

Data obtained from preclinical testing and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. We may not obtain regulatory approval for any of our potential products. If the FDA grants regulatory approval, such approval will be limited to those specific indications for which the product is effective, as demonstrated through clinical trials. Approval may entail ongoing requirements for post-marketing studies. Product candidates developed by us alone or in conjunction with others may not be proven to be safe and efficacious in clinical trials or may not meet all of the applicable regulatory requirements needed to receive or maintain marketing approval.

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


Product Liability

We have significant and unpredictable risks of product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. Such risks will exist even with respect to any products that receive regulatory approval for commercial sale. A product liability claim may cause us to incur substantial liabilities and force us to limit product development and commercialization activities.

Employees

As of January 1, 2001, we had 311 full-time employees, of whom 145 were in research and development, 122 were in sales and marketing, and 44 were in general and administrative functions. Our sales force is located throughout the United States. All other employees are located at our corporate offices in South San Francisco, California.

None of our employees is represented by a collective bargaining agreement. We consider our employee relations to be good.

                            ADDITIONAL RISK FACTORS

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

Risks related to our drug development and commercialization activities

If INTEGRILIN does not achieve commercial success, we will not be able to generate the revenues necessary to support our business.

Our business depends on the commercial success of INTEGRILIN, which has been on the market in the United States since June 1998. Marketing outside the United States commenced in mid 1999 and INTEGRILIN has not yet achieved acceptance in foreign markets. Although sales of INTEGRILIN have increased since its launch, if they fail to continue to increase over current levels, we may not achieve sustained profitability, and we will be forced to scale back our operations and research and development programs.

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

We may not be able to obtain the regulatory approvals necessary to market new products and to market INTEGRILIN for additional therapeutic uses.

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

Our strategy is to work with collaborative partners to develop product candidates and commercialize products. Generally, collaborations with established pharmaceutical companies provide funding for product development and the benefit of an established sales and marketing organization. In particular, our ability to successfully commercialize INTEGRILIN depends on our collaboration with Schering. Under this collaboration, Schering has agreed to:

 .    co-market INTEGRILIN with us in the United States and market the product as our exclusive licensee outside the United States;

 .    share profits and losses in the United States and pay royalties to us on sales of INTEGRILIN outside the United States;

 .    provide manufacturing and manufacturing support services;

 .    design and conduct advanced clinical trials;

 .    fund promotional activities with us; and

 .    pay us fees upon achievement of certain milestones.

Schering's performance under the collaboration is outside our control. If Schering fails to perform its obligations diligently and in a timely manner, commercialization of INTEGRILIN will be impaired and our business may not be profitable.

If we do not establish additional collaborative relationships, our ability to develop and commercialize new products will be impaired.

In addition to INTEGRILIN, we have various product candidates in preclinical and clinical trials and other product candidates in various stages of research and development. We are a party to numerous research agreements related to these product candidates, most of which do not contemplate taking a product candidate through development and commercialization. We will need to enter into additional collaborations to develop and commercialize these and additional product candidates. We face significant competition in seeking appropriate collaborative partners. Negotiating these arrangements is complex and time consuming. If we are successful in establishing a collaboration, the collaboration may not be successful. If we fail to establish collaborative partnerships for our product candidates, we may have to terminate, delay or cut back development programs.

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

We have no manufacturing facilities and, accordingly, rely on third parties and Schering for clinical and commercial production of INTEGRILIN and for clinical production of product candidates. We have only two manufacturers producing bulk product, and two manufacturers, one of which is Schering, performing packaging, of INTEGRILIN. We have additional manufacturers producing product candidates for clinical trials. We rely on Schering and our other contract manufacturers to deliver INTEGRILIN and product candidates that have been manufactured in accordance with Current Good Manufacturing Practices and other applicable regulations.

If the third-party manufacturers or suppliers were to cease production or otherwise fail to supply us, or if we were unable to renew our manufacturing contracts or contract for additional manufacturing services on acceptable terms, or if Schering and our other contract manufacturers were to fail to adhere to Current Good Manufacturing Practices, our ability to produce INTEGRILIN and to conduct preclinical testing and clinical trials of product candidates would be impaired. If we do not have adequate supplies of INTEGRILIN to meet market demand, we may lose potential revenues, and the health care community may turn to competing products. If we cannot obtain adequate supplies of product candidates for preclinical and clinical trials, regulatory approval and development of product candidates may be delayed.

Our ability to commercialize cromafiban may be diminished if the ongoing clinical study of roxifiban is unsuccessful.

Previous clinical trials of oral GP IIb-IIIa inhibitors developed by other pharmaceutical companies have thus far failed to demonstrate the safety and efficacy of drugs in this class. DuPont Pharmaceuticals is currently enrolling patients in a Phase III clinical trial of the oral GP IIb-IIIa inhibitor roxifiban. If the roxifiban trial is unsuccessful, we may be unwilling to pursue development of cromafiban. Even if we were willing to continue to develop cromafiban after an unsuccessful roxifiban trial, we may not be able to secure development partners for the drug, obtain regulatory approval for continued clinical studies or to enroll patients in such studies.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement from third party payors.

Health care insurers, including the United States Health Care Financing Administration, managed care providers, private health insurers and other organizations set aggregate dollar amounts that they will reimburse to hospitals for the medicines and care the hospitals administer to treat particular conditions. These insurers adjust the amounts periodically, and could lower the amount that they will reimburse hospitals to treat the conditions for which the FDA has approved of INTEGRILIN. If they do, pricing levels or sales volumes of INTEGRILIN may decrease and cause a reduction in sales and a loss of potential revenues. In foreign markets a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering INTEGRILIN to insured patients. If these levels are set, or reset, too low, it may not be possible to sell INTEGRILIN at a profit in these markets. Each of our product candidates, if approved for marketing, will face the same risk.

If we are unable to protect our patents and proprietary rights, we may not be able to compete successfully.

We rely on patent and trade secret protection for significant new technologies, products and processes because of the long development time, uncertainty and high cost associated with bringing a new product to the marketplace. Our success will depend in part on our ability to obtain and enforce patent protection for our technology both in the United States and other countries. While we are seeking and/or maintaining patents for INTEGRILIN and our product candidates, patents may not be issued and issued patents may afford limited or no protection.

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

Risks related to our finances

We have a history of annual operating losses and are uncertain of future profitability.

Historically, our expenses have exceeded our revenues. As of December 31, 2000, we had an accumulated deficit of approximately $231,885,000. The extent of future losses and timing of future profitability are uncertain, even taking into account our share of revenues from sales of INTEGRILIN. We continue to incur significant expenses for research and development and to develop, train, maintain and manage our sales force, and these expenses have exceeded our share of INTEGRILIN product revenues. We may never achieve ongoing profitability.

If we fail to obtain needed funds, we will be unable to successfully develop and commercialize products.

We may require significant additional funds to market INTEGRILIN and conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop and optimize our technology and potential products, to establish manufacturing, marketing and sales capabilities for product candidates and to bring any such products to market. We may raise these funds through public or private equity offerings, debt financings or additional corporate collaborations and licensing arrangements. We may find that additional funding may not be available to us when we need it, on acceptable terms or at all.

If we raise capital by issuing equity securities, our stockholders may experience dilution. To the extent we raise additional funds through collaborative arrangements, we may be required to relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us. If we are unable to obtain adequate funding when needed, commercialization of INTEGRILIN may be impaired and we may be required to curtail one or more development programs.

Our indebtedness and debt service obligations may adversely affect our cash flow.

At December 31, 2000 we had $302,924,000 of outstanding debt, including primarily our convertible subordinated notes. During each of the last five years, our earnings were insufficient to cover our fixed charges. During each of the next three years, our debt service obligations on our convertible subordinated notes will be approximately $15,000,000 in interest payments. If we are unable to generate sufficient cash to meet these obligations and have to use existing cash or investments, we may have to delay or curtail research and development programs.

We intend to fulfill our debt service obligations both from cash generated by our operations and from our existing cash and investments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit.

Our indebtedness could have significant additional negative consequences, including:

 .    increasing our vulnerability to general adverse economic and industry conditions;

 .    limiting our ability to obtain additional financing;

 .    requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

 .    limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

 .    placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

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

Our stock price has been highly volatile and may continue to be highly volatile in the future. Our stock price depends on a number of factors, some of which are beyond our control, which could cause the market price of our common stock to fluctuate substantially. These factors include:

 .    fluctuations in our financial and operating results;

 .    whether our financial results are consistent with securities analysts'
     expectations;

 .    the results of preclinical and clinical trials;

 .    announcements of technological innovations or new commercial products by us or our competitors;

 .    developments concerning proprietary rights; and

 .    publicity regarding actual or potential performance of products under development by us or our competitors.

In the past, stockholders have filed securities class action lawsuits against companies after the market price of the company's stock has fallen precipitously. Such a lawsuit could cause us to incur significant defense costs and divert management's attention and other resources. Any adverse determination could subject us to significant liabilities.

In addition, the stock market in general has from time to time and in particular, recently experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies' operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole and you could lose a part of your investment.

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

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

 .    authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; and

 .    limit who may call a special meeting of stockholders.

In January 1995, our board of directors adopted a preferred share purchase rights plan, commonly known as a "poison pill." The provisions described above, our preferred share purchase rights plan and provisions of the Delaware General Corporation Law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us, even if our stockholders might receive a premium for their shares in the acquisition over then current market prices.

Our Executive Officers

The names of our executive officers as of March 1, 2001 and certain information about them are set forth below.

Name                              Age                                      Position
----------------------------- ------------- ------------------------------------------------------------------------
Vaughn M. Kailian                  56       President, Chief Executive Officer and Director
Patrick A. Broderick               42       Senior Vice President, General Counsel and Corporate Secretary
Charles J. Homcy, M.D.             52       Executive Vice President, Research and Development and Director
Lee M. Rauch                       47       Senior Vice President, Corporate Development
Peter S. Roddy                     41       Senior Vice President, Finance and Chief Financial Officer

Vaughn M. Kailian has served as President, Chief Executive Officer and as a
-----------------
Director since March 1990. From 1967 to 1990, Mr. Kailian was employed by Marion Merrell Dow, Inc., a pharmaceutical company and its predecessor companies, in various U.S. and international general management, product development, marketing and sales positions. Mr. Kailian holds a B.A. from Tufts University. Mr. Kailian also serves as a director of Amylin Pharmaceuticals, Inc. and Axys Pharmaceutical Inc., as well as the Biotechnology Industry Organization and the California Healthcare Institute.

Patrick A. Broderick has served as Senior Vice President, General Counsel and
--------------------
Corporate Secretary since January 1999. From 1993 until he joined COR, Mr. Broderick held various legal positions with McKesson HBOC, Inc., a drug wholesaler, last serving as Senior Counsel. In this capacity, Mr. Broderick was the legal counsel for drug manufacturers' services for McKesson HBOC, Inc. From 1994 to 1999, Mr. Broderick was also counsel to various subsidiaries of McKesson HBOC, Inc., including Healthcare Delivery Systems, Inc., McKesson Bioservices Corporation and J. Knipper and Company, Inc. From 1988 to 1992, Mr. Broderick practiced general corporate law with Morrison & Foerster LLP, prior to which he practiced business litigation with McCutchen, Doyle, Brown & Enersen LLP. Mr. Broderick received his B.A. from Harvard College and his J.D. from Yale Law School.

Charles J. Homcy, M.D. has served as Executive Vice President, Research and
----------------------
Development since March 1995 and as a Director since January 1998. Since 1997, Dr. Homcy has been Clinical Professor of Medicine, University of California at San Francisco Medical School and Attending Physician at the San Francisco VA Hospital. From 1994 until he joined COR, Dr. Homcy was President of the Medical Research Division of American Cyanamid Company-Lederle Laboratories, a pharmaceutical company (now a division of Wyeth-Ayerst Laboratories). From 1990 until 1994, Dr. Homcy was Executive Director of the Cardiovascular and Central Nervous System Research Section at Lederle Laboratories, a pharmaceutical company. From 1991 to 1995, Dr. Homcy also served as an attending physician at The Presbyterian Hospital, College of Physicians and Surgeons, at Columbia University in New York. From 1979 to 1990, he was an attending physician at Massachusetts General Hospital and an Associate Professor of Medicine at Harvard Medical School. Dr. Homcy received his B.A. and his M.D. degrees from the Johns Hopkins University in Baltimore.

Lee M. Rauch has served as Senior Vice President, Corporate Development since
------------
January 1999. From 1997 to 1999, Ms. Rauch worked for the Mitchell Madison Group, a management consulting company, where she was a Partner in the Healthcare Practice with leadership responsibility for the Pharma/Supply sector. From 1995 to 1997, Ms. Rauch headed Healthcare Strategies, a consulting practice serving clients in biotechnology, healthcare information and medical devices. From 1989 to 1995, Ms. Rauch held a variety of corporate positions at Syntex Corporation, a pharmaceutical company, including Vice President of Strategic Marketing, Vice President of New Product Planning, Director of Therapy Area Planning for cardiovascular and central nervous system disease areas and Director of Business Development. Prior to 1989, Ms. Rauch worked for various companies including McKinsey & Co., Inc., Rohm and Haas Company and American Cyanamid. Ms. Rauch received her B.A. from Arizona State University and her M.B.A from the University of Chicago.

Peter S. Roddy has served as Senior Vice President, Finance and Chief Financial
--------------
Officer since June 2000. Previously he served as our Vice President, Finance. Prior to joining COR in 1990 as Controller, Mr. Roddy held a variety of positions at Price Waterhouse & Company, an accounting firm, Hewlett Packard Company, a high-tech company and MCM Laboratories, Inc, a medical device company. Mr. Roddy received his B.S. in Business Administration from the University of California, Berkeley.

Item 2.  PROPERTIES

We lease facilities consisting of approximately 136,000 square feet and occupy approximately 116,000 square feet of laboratory and office space in South San Francisco, California. Our lease expires in November 2004. We may require additional laboratory and office space as we expand our operations. We believe that additional space will be available on commercially acceptable terms. We currently have no production facilities.

Item 3.  LEGAL PROCEEDINGS

In October 1997 a patent opposition was filed in Europe by another company against the claims of a patent granted to us in Europe covering broad, generic claims for INTEGRILIN, as well as numerous related compounds that are not part of our core technology. The opposition asserts that all claims of the patent are unpatentable. In July 2000 the Opposition Division of the European Patent Office confirmed the validity of our patent claims without requiring us to limit or otherwise amend our claims. In November 2000 the opposition filed an appeal of this decision.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq National Market under the symbol "CORR." The following table sets forth, for the calendar periods indicated, the high and low sale prices per share of our common stock on The Nasdaq National Market. All share prices prior to August 15, 2000 have been adjusted to give effect to a two-for-one stock split effected on such date by means of a stock dividend. These prices represent quotations among dealers without adjustments for retail markups, markdowns or commissions.

      2000                    High          Low               1999                   High          Low
      ------------------- ------------- -------------         ------------------ ------------- -------------
      First Quarter         $ 51.94        $ 11.75            First Quarter         $  7.44       $  4.07
      Second Quarter        $ 44.91        $ 21.50            Second Quarter        $  7.94       $  4.38
      Third Quarter         $ 67.25        $ 37.72            Third Quarter         $ 13.75       $  7.07
      Fourth Quarter        $ 62.63        $ 30.56            Fourth Quarter        $ 15.32       $  8.44

As of March 1, 2001 there were approximately 397 holders of record of COR common stock. On March 1, 2001, the last reported sale price on The Nasdaq National Market for our common stock was $31.625 per share.

Dividend Policy

We have not paid any cash dividends since our inception and do not intend to pay any cash dividends on our common stock in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this report.


                                                                                Year ended December 31,
                                                   --------------------------------------------------------------------------------
                                                       2000          1999            1998 (1)            1997              1996
                                                   ------------   -----------    --------------      ------------       -----------
                                                                               (in thousands, except per share data)
Statement of Operations Data:
Total contract revenues                              $ 104,741     $ 56,658        $ 41,963            $ 22,190          $ 18,755
Milestone revenue                                            -       12,000          32,000               8,000             9,000
Total expenses                                         126,353       85,052          73,192              57,898            58,094
Loss from operations                                   (21,612)     (28,394)        (31,229)            (35,708)          (39,339)
Net loss                                               (16,651)     (26,070)        (27,614)            (33,492)          (36,546)
Basic and diluted net loss per share (2)                 (0.31)       (0.53)          (0.57)              (0.80)            (0.93)

                                                                                  December 31,
                                                   --------------------------------------------------------------------------------
                                                       2000          1999            1998 (1)            1997              1996
                                                   ------------   -----------    --------------      ------------       -----------
                                                                                 (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments      339,878       45,753          75,205              82,569            53,134
Total assets                                           425,146       93,547         103,093              95,385            71,245
Long-term obligations (3)                              301,659        2,925           3,261               2,817             3,365
Total liabilities                                      377,015       56,791          48,497              16,987            20,803
Accumulated deficit                                   (231,885)    (215,234)       (189,164)           (161,550)         (128,058)


(1) INTEGRILIN(R) (eptifibatide) Injection was launched with Schering in June 1998 in the United States.
(2) As adjusted to give effect to the two-for-one stock split effected on August 15, 2000 by means of a stock dividend.
(3) Includes $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes issued in February 2000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

COR is dedicated to the discovery, development and marketing of novel therapeutic products to establish new standards of care for treating and preventing acute and chronic cardiovascular diseases. We are marketing INTEGRILIN, our approved drug, to treat patients with acute cardiovascular disease. We are also developing a portfolio of drugs to treat and prevent a broad range of acute and chronic cardiovascular and other conditions.

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

We launched INTEGRILIN in the United States with Schering. COR and Schering co-promote the drug in the United States and share any profits or losses. See "Notes 1 and 2 of Notes to Financial Statements". INTEGRILIN also has received regulatory approval for various cardiovascular indications in the European Union and a number of other countries. We have exclusively licensed Schering to market INTEGRILIN outside the United States, and Schering pays us royalties based on sales of INTEGRILIN outside the United States.

In January 2001, we, Schering and Genentech, Inc., entered into an agreement to co-promote INTEGRILIN with Genentech's fibrinolytic, or clot-dissolving drugs, TNKase(TM) and Activase(R) across the United States. We, Schering and Genentech have also agreed to an exclusive clinical collaboration for any future large-scale clinical trials that combine a fibrinolytic with drugs in the same class as INTEGRILIN.

In addition to our commercial activities, we continue to pursue a wide array of research and development programs. These programs have therapeutic potential for a variety of indications including acute coronary syndromes, stroke, restenosis, cancer and venous and arterial thrombosis.

We have funded our operations primarily through public and private debt and equity financings and proceeds from research and development and commercialization collaboration agreements. We have incurred a cumulative net loss of $231,885,000 through December 31, 2000.

Results of Operations

Fiscal Years Ended December 31, 2000, 1999 and 1998

Total contract revenues, which include copromotion, milestone, and development and other contract revenue, were $104,741,000 in 2000 compared to $56,658,000 in 1999 and $41,963,000 in 1998. We expect total contract revenues to continue to fluctuate in the future.

Copromotion revenue related to the sales of INTEGRILIN by Schering was $96,943,000 in 2000 compared to $34,132,000 in 1999 and $3,933,000 from launch in June 1998 through December 31, 1998. Total sales of INTEGRILIN, as reported to us by Schering, were $171,700,000 in 2000 compared to $63,700,000 in 1999 and $12,200,000 from launch in June 1998 through December 31, 1998. The sales increases in 2000 compared to 1999 and in 1999 compared to 1998 are attributable to overall market growth as well as increased market share for INTEGRILIN. Product sales reported by Schering for any period are not necessarily indicative of product sales for any future period. Wholesaler management decisions to increase or decrease their inventory of INTEGRILIN may result in sales of INTEGRILIN to wholesalers that do not track directly with demand for the product at hospitals. Copromotion revenue fluctuates in relation to the domestic sales of INTEGRILIN and to our and Schering's respective costs of copromotion revenue.

We did not record milestone revenue in 2000 as no milestones were achieved during this year. Milestone revenue in 1999 consists of $12,000,000 from Schering related to the marketing authorization granted to INTEGRILIN in the European Union for certain indications. Milestone revenue in 1998 consists of $24,000,000 from Schering in connection with regulatory approval of INTEGRILIN in the United States and $8,000,000 from Schering in connection with the application for regulatory approval of INTEGRILIN in the European Union.

Development and other contract revenue was $7,798,000 in 2000 compared to $10,526,000 in 1999 and $6,030,000 in 1998. Development and other contract revenue varies due to fluctuations in clinical trial and other development activities.

Cost of copromotion revenue was $52,908,000 in 2000 compared to $22,471,000 in 1999 and $11,803,000 from June 1998 through December 31, 1998, consistent with our joint commercial launch of INTEGRILIN with Schering in the United States in June 1998 and increased sales of INTEGRILIN in 1999 and 2000. Cost of copromotion revenue includes certain manufacturing-related, advertising and promotional expenses incurred in connection with the collaboration with Schering. Cost of copromotion revenue fluctuates as we incur more or less of the joint manufacturing, advertising or promotional activities that we undertake in our collaboration with Schering.

Research and development expenses were $43,031,000 in 2000 compared to $36,563,000 in 1999 and $39,915,000 in 1998. The increase in 2000 compared to
1999 and the decrease in 1999 compared to 1998 were due to the timing of clinical trial activities and expenses pertaining to other research, development and clinical activities associated with product candidates. Research and development expenses are expected to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and product candidates in development.

Marketing, general and administrative expenses were $30,414,000 in 2000 compared to $26,018,000 in 1999 and $21,474,000 in 1998. The increase in 2000 compared to
1999 and the increase in 1999 compared to 1998 were primarily due to additional promotional activities for the commercialization of INTEGRILIN, beyond those promotional activities we undertake in collaboration with Schering, as well as increased administrative expenses associated with general corporate activities. We expect marketing, general and administrative costs to continue to increase over the next several years.

Interest income was $19,461,000 in 2000 compared to $2,953,000 in 1999 and $4,342,000 in 1998. The increase in 2000 compared to 1999 and the decrease in 1999 compared to 1998 was primarily due to changes in average cash and investment balances, including the proceeds from the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. Interest expense was $14,500,000 in 2000 compared to $629,000 in 1999 and $727,000 in 1998. The increase in 2000 compared to 1999 and the decrease in 1999 compared to 1998 was primarily due to changes in average outstanding debt obligations, including the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000.

We incurred a net loss of $16,651,000 in 2000 and, accordingly, no provision for federal or state income taxes was recorded. At December 31, 2000, we had federal net operating tax loss carryforwards of approximately $238,000,000. Our ability to use our net operating loss carryforwards may be subject to an annual limitation in future periods. We believe, however, that this limitation will not have a material impact on our future operating results.

Liquidity and Capital Resources

We had available cash, cash equivalents and short-term investments of $339,878,000 at December 31, 2000. Cash in excess of immediate requirements is invested with the primary objective of preserving principal while at the same time maximizing yields without significantly increasing risk. We have funded our operations primarily through public and private debt and equity financings and proceeds from research and development and commercialization collaboration agreements. Additional funding has come from grant revenues, interest income and property and equipment financings.

Net cash used in operating activities and additions to capital equipment was $21,253,000 in 2000 compared to $35,569,000 in 1999 and $10,429,000 in 1998. The decrease in 2000 compared to 1999 and the increase in 1999 compared to 1998 were primarily due to the timing of activities related to our agreement with Schering, including milestone revenues received from Schering, and to the effect of reduced losses from operations. Cash requirements for operating activities and additions to capital equipment may increase in future periods. The timing of these cash requirements may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development and depending on our debt service obligations.

Cash provided by financing activities was $313,419,000 in 2000 compared to $6,416,000 in 1999 and $2,895,000 in 1998. The increase in 2000 compared to 1999 and 1998 is primarily the result of the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. See "Note 5 of Notes to Financial Statements". Additional cash provided by financing activities stems from the issuance of common stock pursuant to our stock option and stock purchase plans and the net effect of property and equipment financings.

We expect our cash requirements will increase in future periods due to anticipated expansion of research and development, including clinical trials, to increased marketing, sales, and general and administrative activities and to interest expense on our convertible subordinated notes. Existing capital resources and interest earned thereon are expected to meet these increased cash requirements for the next several years. However, cash requirements may change depending on numerous factors, including the progress of anticipated research and development programs, the scope and results of preclinical and clinical studies and the number and nature of the indications pursued in clinical studies. Cash requirements may also change due to the timing of regulatory approvals, technological advances, determinations as to the commercial potential of future products and the status of competitive products. Finally, the establishment and maintenance of collaboration relationships with other companies, the availability of financing and other unexpected factors may require additional funds that may not be available on favorable terms, if at all.

Recent accounting pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable up-front fees received in connection with collaboration agreements. Our adoption of SAB 101 effective January 1, 2000 resulted in a change in method of accounting for certain license fees but had no cumulative effect on our financial statements as of that date. The proforma effect of the adoption of SAB 101 was not material for any of the three years in the period ended December 31, 2000 and therefore has not been reflected in the financial statements included herein. Under SAB 101, we will be required to recognize future upfront license fees, if any, over the expected term of the development collaboration agreement.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for the year ending December 31, 2001. SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. We do not currently hold any derivatives and do not anticipate holding any derivatives in the future. Accordingly, we do not expect this pronouncement to materially impact results of future operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25", which was effective July 1, 2000. FASB Interpretation No. 44 did not have any material impact on our financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and long-term obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. Our portfolio includes money market funds, commercial paper, medium-term notes, corporate notes and government securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than three years. At December 31, 2000, approximately 61% of our investment portfolio was composed of investments with original maturities of one year or less. The remainder of our investment portfolio matures in 2002 and 2003.

Our long-term obligations include $300,000,000 of 5% convertible subordinated notes due March 1, 2007. Interest on the notes is fixed and payable semi-annually on March 1 and September 1 of each year. The notes are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The following table presents the amounts of our cash, cash equivalents and short-term investments that may be subject to interest rate risk and the average interest rates by year of maturity ($ in thousands):






                                            2001          2002           2003               Total          Fair Value
                                        -----------    ------------   -----------       ------------      ------------
Cash, cash equivalents and
 short-term investments:
   Fixed rate amount                    $   206,417    $   110,631    $   21,816        $   338,864       $   338,864
   Average fixed rate                          6.43%          6.65%         6.20%              6.49%                -
   Variable rate amount                 $     1,014              -             -        $     1,014       $     1,014
   Average variable rate                       6.96%             -             -               6.96%                -
                                        ------------   ------------   -----------       ------------      -----------

Total cash, cash equivalents and
 short-term investments:
   Amount                               $  207,431     $   110,631    $   21,816        $   339,878       $   339,878
   Average rate                               6.43%          6.65%          6.20%              6.49%                -
                                        ------------   ------------   -----------       ------------      -----------


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
COR Therapeutics, Inc.

We have audited the accompanying balance sheets of COR Therapeutics, Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COR Therapeutics, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ ERNST & YOUNG LLP

Palo Alto, California
January 18, 2001

                            COR THERAPEUTICS, INC.
                                BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                  December 31,
                                                                           ---------------------------
                                                                               2000          1999
                                                                           ------------- -------------
                                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $  41,142     $  12,780
  Short-term investments                                                        298,736        32,973
  Contract receivables                                                           12,134         5,751
  Prepaid copromotion expenses                                                   58,649        36,397
  Other current assets                                                            1,189           791
                                                                           ------------- -------------
     Total current assets                                                       411,850        88,692

Property and equipment, net                                                       3,724         4,855
Other assets                                                                      9,572            --
                                                                           ------------- -------------
                                                                              $ 425,146     $  93,547
                                                                           ============= =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  12,052     $  11,020
  Accrued interest payable                                                        5,000            --
  Accrued compensation                                                            8,086         4,525
  Accrued development costs                                                       1,447         1,768
  Accrued copromotion costs                                                       2,830         1,291
  Deferred revenue                                                               44,165        33,130
  Other accrued liabilities                                                         511           511
  Capital lease obligations--current portion                                      1,265         1,621
                                                                           ------------- -------------
     Total current liabilities                                                   75,356        53,866
Capital lease obligations--noncurrent portion                                     1,659         2,925
Convertible subordinated notes                                                  300,000            --
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 per share par value; 5,000 shares authorized                --            --
  Common stock, $.0001 per share par value; 120,000 shares
     authorized; 54,770 and 50,498 shares issued and outstanding
     at December 31, 2000 and December 31, 1999, respectively                         5             5
  Additional paid-in capital                                                    278,154       252,263
  Deferred compensation                                                              --          (176)
  Accumulated other comprehensive income (loss)                                   1,857          (102)
  Accumulated deficit                                                          (231,885)     (215,234)
                                                                           ------------- -------------
     Total stockholders' equity                                                  48,131        36,756
                                                                           ------------- -------------
                                                                              $ 425,146     $  93,547
                                                                           ============= =============

                            See accompanying notes.

                            COR THERAPEUTICS, INC.
                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                            Year Ended
                                                                           December 31,
                                                                ---------------------------------
                                                                   2000        1999       1998
                                                                ---------   ---------   ---------
Contract revenues:
  Copromotion revenue                                           $  96,943   $  34,132    $  3,933
  Milestone revenue                                                    --      12,000      32,000
  Development and other contract revenue                            7,798      10,526       6,030
                                                                ----------  ----------   ---------
     Total contract revenues                                      104,741      56,658      41,963
                                                                ----------  ----------   ---------

Expenses:
  Cost of copromotion revenue                                      52,908      22,471      11,803
  Research and development                                         43,031      36,563      39,915
  Marketing, general and administrative                            30,414      26,018      21,474
                                                                ----------  ----------   ---------
     Total expenses                                               126,353      85,052      73,192
                                                                ----------  ----------   ---------

Loss from operations                                              (21,612)    (28,394)    (31,229)

Interest income                                                    19,461       2,953       4,342
Interest expense                                                  (14,500)       (629)       (727)
                                                                ----------  ----------   ---------

Net loss                                                        $ (16,651)    (26,070)    (27,614)
                                                                ==========  ==========   =========

Basic and diluted net loss per share                            $   (0.31)  $   (0.53)   $  (0.57)
                                                                ==========  ==========   =========

Shares used in computing basic and diluted net loss per share      53,243      49,644      48,282
                                                                ==========  ==========   =========

                            See accompanying notes.

                            COR THERAPEUTICS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
             For the years ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                                            Accumulated
                                            Common Stock        Additional                     Other                       Total
                                        ----------------------    Paid-in      Deferred    Comprehensive  Accumulated  Stockholders'
                                          Shares    Par Value     Capital    Compensation  Income (loss)    Deficit       Equity
                                        ---------- -----------  ----------- -------------- ------------- ------------ --------------
Balances at December 31, 1997              47,534     $    5   $  240,356   $     (440)    $        27   $  (161,550) $     78,398
Comprehensive loss:
Net loss                                       --         --            --           --             --       (27,614)      (27,614)
Unrealized gains on available-for-sale
   short-term investments                      --         --            --           --            170            --           170
                                        ---------     ------   -----------  -----------    -----------   -----------  ------------
Comprehensive loss                             --         --            --           --            170       (27,614)      (27,444)
Issuance of common stock upon exercise
   of stock options and pursuant to the
   Employee Stock Purchase Plan             1,038         --         3,020           --             --            --         3,020
Deferred compensation related to stock
   awards, net of cancellations
   and amortization                           290         --         1,361         (739)            --            --           622
                                        ---------     ------   -----------  -----------    -----------   -----------  ------------
Balances at December 31, 1998              48,862          5       244,737       (1,179)           197      (189,164)       54,596
Comprehensive loss:
Net loss                                       --         --            --           --             --       (26,070)      (26,070)
Unrealized losses on available-for-sale
   short-term investments                      --         --            --           --           (299)           --          (299)
                                        ---------     ------   -----------  -----------    -----------   -----------  ------------
Comprehensive loss                             --         --            --           --           (299)      (26,070)      (26,369)
Issuance of common stock upon exercise
   of stock options and pursuant to the
   Employee Stock Purchase Plan             1,646         --         7,134           --             --            --         7,134
Deferred compensation related to stock
   awards, net of cancellations and
   amortization and other non-cash
   compensation                               (10)        --           392        1,003             --            --         1,395
                                        ---------     ------   -----------  -----------    -----------   -----------  ------------
Balances at December 31, 1999              50,498          5       252,263         (176)          (102)     (215,234)       36,756
Comprehensive loss:
Net loss                                       --         --            --           --             --       (16,651)      (16,651)
Unrealized gains on available-for-sale
   short-term investments                      --         --            --           --          1,959            --         1,959
                                        ---------     ------   -----------  -----------    -----------   -----------  ------------
Comprehensive loss                             --         --            --           --          1,959       (16,651)      (14,692)
Issuance of common stock upon exercise
   of stock options and pursuant to the
   Employee Stock Purchase Plan             4,275         --        25,910           --             --            --        25,910
Cancellation of stock awards and
   amortization of deferred compensation       (3)        --           (19)         176             --            --           157
                                        ---------     ------   -----------  -----------    -----------   -----------  ------------
Balances at December 31, 2000              54,770     $    5   $   278,154  $        --    $     1,857   $  (231,885) $     48,131
                                        =========     ======   ===========  ===========    ===========   ===========  ============

                            See accompanying notes

                            COR THERAPEUTICS, INC.
                           STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)

                                                                                   Year Ended
                                                                                  December 31,
                                                                      ---------------------------------------
                                                                         2000          1999           1998
                                                                      ---------      ---------      ---------
Cash flows provided by (used in) operating activities:
   Net loss                                                           $ (16,651)     $ (26,070)     $ (27,614)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                        3,761          3,515          3,980
     Changes in assets and liabilities:
          Contract receivables                                           (6,383)        (3,353)        (1,976)
          Prepaid copromotion expenses                                  (22,252)       (17,161)       (12,814)
          Other current assets                                             (398)            26           (253)
          Accounts payable                                                1,032          4,752          3,822
          Accrued interest payable                                        5,000             --             --
          Accrued compensation                                            3,561              9          2,006
          Accrued development costs                                        (321)        (2,237)           850
          Accrued copromotion costs                                       1,539         (2,114)         2,149
          Deferred revenue                                               11,035          9,636         22,608
          Other accrued liabilities                                          --         (1,034)           200
                                                                      ---------      ---------      ---------
            Total adjustments                                            (3,426)        (7,961)        20,572
                                                                      ---------      ---------      ---------
            Net cash used in operating activities                       (20,077)       (34,031)        (7,042)
                                                                      ---------      ---------      ---------
Cash flows provided by (used in) investing activities:
   Purchases of short-term investments                                 (441,793)       (26,610)      (104,124)
   Sales of short-term investments                                       96,373         46,067         21,551
   Maturities of short-term investments                                  81,616         11,944         78,430
   Additions to property and equipment                                   (1,176)        (1,538)        (3,387)
                                                                      ---------      ---------      ---------
     Net cash provided by (used in) investing activities               (264,980)        29,863         (7,530)
                                                                      ---------      ---------      ---------
Cash flows provided by (used in)  financing activities:
   Proceeds from capital lease obligations                                   --          1,418          2,684
   Repayment of capital lease obligations                                (1,622)        (2,136)        (2,809)
   Proceeds from convertible subordinated notes,
     net of issuance costs                                              289,131             --             --
   Issuance of common stock                                              25,910          7,134          3,020
                                                                      ---------      ---------      ---------
     Net cash provided by financing activities                          313,419          6,416          2,895
                                                                      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents                     28,362          2,248        (11,677)
Cash and cash equivalents at the beginning of the year                   12,780         10,532         22,209
                                                                      ---------      ---------      ---------
Cash and cash equivalents at the end of the year                      $  41,142      $  12,780      $  10,532
                                                                      =========      =========      =========

Supplemental schedule of non-cash financing activities:
   Cash paid during the period for interest                           $   8,203      $     629      $     727
                                                                      =========      =========      =========

                            See accompanying notes.

                         NOTES TO FINANCIAL STATEMENTS


1.   Summary of significant accounting policies

COR Therapeutics, Inc. ("COR") was incorporated in Delaware on February 4, 1988. COR is dedicated to the discovery, development and marketing of novel therapeutic products to establish new standards of care for treating and preventing acute and chronic cardiovascular diseases. We are marketing INTEGRILIN, our approved drug, to treat patients with acute cardiovascular disease. We are also developing a portfolio of drugs to treat and prevent a broad range of acute and chronic cardiovascular and other conditions.

Cash, investments and credit risk

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. We are exposed to interest rate risk on the investments of our excess cash. Our primary investment objective is to simultaneously preserve principal and maximize yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities with maturities of less than three years.

Securities available-for-sale

We determine the appropriate classification of debt securities when they are purchased and re-evaluate their designation as of each balance sheet date. We have classified our debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. We adjust the amortized cost of debt securities in this category for amortization of premiums and accretion of discounts to maturity. We include this amortization in interest income. Interest income includes interest, dividends, realized gains and losses and declines in value that we judge to be other than temporary. The cost of securities sold is based on the specific identification method.

Property and equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally three to four years, using the straight-line method. Assets under capitalized leases are amortized over the shorter of the lease term or life of the asset. Property and equipment consists of the following (in thousands):

                                                                    December 31,
                                                             --------------------------
                                                                 2000           1999
                                                             ------------ -------------
         Machinery and equipment                               $   15,290     $  14,169
         Office furniture and fixtures                              1,145         1,061
         Leasehold improvements                                    10,086        10,212
                                                             ------------ -------------
                                                                   26,521        25,442
         Less accumulated depreciation and amortization           (22,797)      (20,587)
                                                             ------------ -------------
                                                               $    3,724     $   4,855
                                                             ============ =============

Contract revenues

Contract revenues include copromotion revenue, milestone revenue, and development and other contract revenue.

Copromotion revenue includes our share of profits from the sale of INTEGRILIN in copromotion territories by Schering-Plough Ltd. and Schering Corporation (collectively, "Schering"), as well as the reimbursement by Schering of our costs of copromotion revenue. We generally recognize copromotion revenue when Schering ships related product to wholesalers and record it net of allowances, if any, which we believe are necessary. Our costs of copromotion revenue consist of certain manufacturing-related, advertising and promotional expenses related to the sale of INTEGRILIN within copromotion territories. We defer certain manufacturing-related expenses until the time Schering ships related product to its customers inside and outside copromotion territories. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned.

We record milestone revenue and development and other contract revenue as earned based on the performance requirements of the contract, and expense related costs as they are incurred. Milestone revenue is recognized when the milestone is achieved based upon the scientific or regulatory event specified in the underlying agreement. Other contract revenue includes recognition of reimbursement to us by Schering of certain manufacturing-related expenses for materials used outside the copromotion territories, and royalties from Schering on sales of INTEGRILIN outside the copromotion territories. These revenues are recognized when Schering ships the related product to its customers.

Prepaid copromotion expenses

Prepaid copromotion expenses represent materials on-hand, valued at cost, and prepayments to third-party suppliers associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):

                                                              December 31,
                                                       --------------------------
                                                           2000           1999
                                                       -----------    -----------
       Deposits and prepayments                          $   4,690      $   5,626
       Bulk materials                                       30,918         15,728
       Finished goods                                       23,041         15,043
                                                       -----------    -----------
                                                         $  58,649      $  36,397
                                                       ===========    ===========

Other assets

Other assets represent issuance costs, net of accumulated amortization of $1,297,000, associated with our sale of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. See "--Note 5." These issuance costs are being amortized to interest expense over the seven-year life of the notes.

Information concerning market and source of supply concentration

COR and Schering co-promote INTEGRILIN in the United States and share any profits or losses. Together with Schering and Genentech, Inc., we also co-promote INTEGRILIN, TNKase(TM) and Activase(R) for various indications in hospitals across the United States. See "--Note 9." INTEGRILIN has received regulatory approval in the European Union and a number of other countries for various indications. We have exclusively licensed Schering to market INTEGRILIN outside the United States, and Schering pays us royalties based on sales of INTEGRILIN outside the United States. We have long-term supply arrangements with two suppliers for the bulk product and with another two suppliers, one of which is Schering, for the filling and final packaging of INTEGRILIN.

Net loss per share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" we have computed basic and diluted net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. Had we been in a net income position for the years ended December 31, 2000, 1999 and 1998, diluted earnings per share (EPS) would have included the shares used in the computation of basic net income per share as well as the impact of outstanding options to purchase an additional 5,758,000, 2,770,000 and 2,032,000 shares, respectively. We have excluded the outstanding stock options and the impact of our convertible subordinated notes from the computation of diluted net loss per common share because the effect would have been anti-dilutive for all periods presented.

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred. Advertising and promotion costs totaled $17,533,000 in 2000, $10,702,000 in 1999 and $9,634,000 in 1998.

Use of estimates

In conformity with generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for stock-based compensation

We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our employee stock options because, as discussed in Note 6 below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

Reclassification

We have reclassified certain prior year balances to conform to the current year presentation.

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income
(loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on our available-for-sale securities, which are reported separately in stockholders' equity, are included in accumulated other comprehensive income
(loss). Comprehensive loss for the years ended December 31, 2000, 1999 and 1998 has been reflected in the Statements of Stockholders' Equity.

Stock dividend

On August 15, 2000, we effected a two-for-one stock split by means of a stock dividend, in which our stockholders of record at the close of business on July 31, 2000 received one additional share of our common stock for every share of common stock then held. The effect of the two-for-one stock dividend has been reflected throughout this report, including the share and per share amounts for all periods presented.

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

Recent accounting pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable up-front fees received in connection with collaboration agreements. Our adoption of SAB 101 effective January 1, 2000 resulted in a change in method of accounting for certain license fees but had no cumulative effect on our financial statements as of that date. The proforma effect of the adoption of SAB 101 was not material for any of the three years in the period ended December 31, 2000 and therefore has not been reflected in the financial statements included herein. Under SAB 101, we will be required to recognize future upfront license fees, if any, over the expected term of the development collaboration agreement.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for the year ending December 31, 2001. SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. We do not currently hold any derivatives and do not anticipate holding any derivatives in the future. Accordingly, we do not expect this pronouncement to materially impact results of future operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25", which was effective July 1, 2000. FASB Interpretation No. 44 did not have any material impact on our financial statements.


2.   Collaboration agreement with Schering-Plough Ltd. and Schering Corporation

In April 1995, we entered into a collaboration agreement with Schering to jointly develop and commercialize INTEGRILIN on a worldwide basis. During the past three years, we recognized contract revenues under the agreement as follows (in thousands):

                                                           2000          1999          1998
                                                       -----------   -----------   ------------
       Copromotion revenue                               $  96,943     $  34,132     $    3,933
       Milestone revenue                                        --        12,000         32,000
       Development and other contract revenue                7,798        10,526          5,730
                                                       -----------   -----------   ------------
                                                         $ 104,741     $  56,658     $   41,663
                                                       ===========   ===========   ============

We did not record milestone revenue in 2000 as no milestones were achieved during this year. Milestone revenue in 1999 consists of $12,000,000 from Schering related to the marketing authorization granted to INTEGRILIN in the European Union for certain indications. Milestone revenue in 1998 consists of $24,000,000 from Schering in connection with regulatory approval of INTEGRILIN in the United States and $8,000,000 from Schering in connection with the application for regulatory approval of INTEGRILIN in the European Union.

COR and Schering co-promote the drug in the United States and share any profits or losses. Schering is responsible for the sale of the final product to wholesalers. In the United States, the exact profit-sharing ratio between the companies depends on the amount of promotional effort contributed by each company. Since the launch of INTEGRILIN in June 1998, promotional efforts have been equal between ourselves and Schering.

INTEGRILIN has received regulatory approval for various cardiovascular conditions in the European Union and a number of other countries. We have exclusively licensed Schering to market INTEGRILIN outside the United States, and Schering pays us royalties based on sales of INTEGRILIN outside the United States. We have the right in the future to co-promote the product in Europe and Canada with Schering and share any profits or losses.Schering participates in and shares the costs of continuing development of INTEGRILIN. Under the terms of the agreement, both Schering and COR have certain rights to terminate for breach.

3.   Financial instruments

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

At December 31, 2000, short-term investments were as follows (in thousands):

                                                Amortized     Unrealized    Unrealized    Estimated
                                                  Cost          Gains         Losses      Fair Value
                                              ------------    ----------     --------     ----------
       U. S. government securities              $   86,091    $      497     $    (12)     $  86,576
       Corporate debt obligations                  210,791         1,378           (9)       212,160
                                              ------------    ----------     --------     ----------
                                                $  296,882    $    1,875     $    (21)     $ 298,736
                                              ============    ==========     ========     ==========

During the year ended December 31, 2000, we sold short-term investments with a fair value of $96,373,000, resulting in gross realized gains of $319,000 and gross realized losses of $21,000.

At December 31, 1999, short-term investments were as follows (in thousands):

                                                Amortized     Unrealized    Unrealized    Estimated
                                                  Cost          Gains         Losses      Fair Value
                                              ------------    ----------     --------     ----------
       U. S. government securities              $   15,995    $       --     $    (53)     $  15,942
       Corporate debt obligations                   17,084             2          (55)        17,031
                                              ------------    ----------     --------     ----------
                                                $   33,079    $        2     $   (108)     $  32,973
                                              ============    ==========     ========     ==========

n

During the years ended December 31, 1999 and 1998, we sold short-term investments with a fair value of $46,067,000 and $21,551,000, resulting in gross realized gains of $50,000 and $44,000 and gross realized losses of $15,000 and $22,000, respectively.

At December 31, 2000, the amortized cost and estimated fair value of short-term investments, classified by contractual maturity, were (in thousands):

                                                                 Amortized     Estimated
                                                                    Cost       Fair Value
                                                                -----------    ----------
       Due in one year or less                                    $ 165,950     $ 166,289
       Due after one year and in less than three years              130,932       132,447
                                                                -----------    ----------
                                                                  $ 296,882     $ 298,736
                                                                ===========    ==========


Long and short-term obligations: The estimated fair value of our convertible subordinated notes at December 31, 2000 is $403,875,000 based upon the last publicly traded price for the notes. The carrying amounts of our capital lease obligations at December 31, 2000 approximate their fair values. These fair values are estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

4.   Lease obligations

We lease office and laboratory facilities and equipment. Various secured obligations related to the purchase of property, plant and equipment have been reported as capital leases. These leases are secured by the underlying equipment and bear interest at rates between 7.9% and 10.5% per annum.

Rent expense for operating leases was approximately $3,440,000 in 2000, $2,965,000 in 1999, and $2,521,000 in 1998. Future minimum lease payments under non-cancelable leases are as follows (in thousands):

                                                                     Capital        Operating
                                                                      Leases           Leases
                                                                  ----------        ---------
        2001                                                      $    1,470        $   2,822
        2002                                                           1,327            2,665
        2003                                                             438            2,772
        2004                                                              --            2,388
                                                                  ----------        ---------
        Total minimum lease payments                                   3,235        $  10,647
                                                                                    =========
        Less amount representing interest                               (311)
                                                                  ----------
        Present value of future lease payments                         2,924
        Less current portion                                          (1,265)
                                                                  ----------
        Noncurrent portion of capital lease obligations           $    1,659
                                                                  ==========

The aggregate and net values of property and equipment under capital leases are as follows (in thousands):

                                                              December 31,
                                                         -----------------------
                                                           2000          1999
                                                         ---------     ---------
       Aggregate value of assets under capital leases    $   5,735     $   7,671
       Accumulated amortization                             (4,267)       (4,484)
                                                         ---------     ---------
       Net value of assets under capital leases          $   1,468     $   3,187
                                                         =========     =========

5.   Convertible subordinated notes

In February 2000 we completed a private placement of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes due March 1, 2007. The notes are unsecured and subordinated in right of payment to all existing and future senior debt as defined in the indenture governing the notes. We pay interest on the notes semi-annually on March 1 and September 1 of each year. The conversion rate is 29.6056 shares of common stock per $1,000 principal amount of notes. This is equivalent to a conversion price of $33.78 per share. The conversion rate is subject to adjustment in certain events. We have reserved 8,881,680 shares of authorized common stock for issuance upon conversion of the notes. We may redeem the notes on or after March 1, 2003 and prior to maturity, at a premium. We incurred issuance costs related to this private placement of approximately $10,900,000, including placement fees and commissions. These issuance costs are recorded as other assets and are being amortized to interest expense over the seven-year life of the notes.

6.   Stockholders' equity

Stock option plans

In 1988, we adopted the 1988 Employee Stock Option Plan and the 1988 Consultant Stock Option Plan (collectively, the "1988 Plans"). Under these plans, we granted both incentive and non-qualified stock options to employees and consultants. The exercise prices were set at no less than the fair market value of our stock on the date of grant and the options became exercisable based upon the individual terms of the grant.

In 1991, we terminated the 1988 Plans and adopted the 1991 Equity Incentive Plan. Under this plan, we granted (and continue to grant) stock options and other stock awards to employees and consultants. The exercise prices are set at no less than the fair market value of our stock on the date of grant. The options generally vest over a period of 60 months and are exercisable to the extent that they are vested.

In 1994, we adopted the 1994 Non-Employee Directors' Stock Option Plan. Under this plan, as amended, our Board members who are neither employees nor consultants are granted non-qualified options with exercise prices set at no less than the fair market value of our stock on the date of grant. The options vest over different periods and are exercisable based upon the individual terms of the grant, as specified in the plan.

In 1998, we adopted the 1998 Non-Officer Equity Incentive Plan. Under this plan, we may grant non-qualified stock options and other stock awards to employees who are not officers of COR. The exercise prices are set at no less than the fair market value of our stock on the date of grant. The options generally vest over a period of 60 months, although we may grant options with different vesting terms from time to time, and are exercisable based upon the individual terms of the grant.

During the past three years, options under these plans were vested and exercisable as follows:

                                                                            December 31,
                                                        ------------------------------------------------------
                                                             2000               1999              1998
                                                        --------------     --------------    --------------
Exercisable Shares
------------------
1988 Employee Stock Option Plan                                114,500            388,904           618,540
1988 Consultant Stock Option Plan                                   --             40,000           118,334
1991 Equity Incentive Plan                                   2,747,059          4,916,644         4,387,948
1994 Non-Employee Directors' Stock Option Plan                  41,940            310,000           168,332
1998 Non-Officer Equity Incentive Plan                         310,698            221,542            75,270
                                                        --------------     --------------    --------------
                                                             3,214,197          5,877,090         5,368,424
                                                        ==============     ==============    ==============
Aggregate Exercise Price
------------------------
1988 Employee Stock Option Plan                         $      124,000     $      273,000    $      338,000
1988 Consultant Stock Option Plan                                   --             12,000            24,000
1991 Equity Incentive Plan                                  16,828,000         30,042,000        26,926,000
1994 Non-Employee Directors' Stock Option Plan                 266,000          1,876,000         1,209,000
1998 Non-Officer Equity Incentive Plan                       3,675,000          1,510,000           545,000
                                                        --------------     --------------    --------------
                                                        $   20,893,000     $   33,713,000    $   29,042,000
                                                        ==============     ==============    ==============

During the past three years, activity under these plans was as follows:

                                                                                  Options Outstanding
                                                                            -------------------------------
                                                            Shares                             Weighted
                                                           Available          Number of         Average
                                                           for Grant           Shares        Exercise Price
                                                         --------------     -------------    --------------
Balance at December 31, 1997                                  1,827,872         8,825,062       $     5.32
Stock awards, net of forfeitures                               (323,882)               --               --
Additional shares authorized                                    900,000                --               --
Options granted                                              (1,463,500)        1,463,500             6.78
Options forfeited                                               447,192          (447,192)            6.52
Options exercised                                                    --          (641,158)            2.19
                                                         --------------     -------------
Balance at December 31, 1998                                  1,387,682         9,200,212             5.70
Stock awards, net of forfeitures                                 12,202                --               --
Additional shares authorized                                    800,000                --               --
Options granted                                              (1,605,200)        1,605,200             6.28
Options forfeited                                               433,132          (433,132)            6.63
Options exercised                                                    --        (1,282,242)            4.17
                                                         --------------     -------------
Balance at December 31, 1999                                  1,027,816         9,090,038             5.97
Stock awards, net of forfeitures                                  2,874                --               --
Additional shares authorized                                  2,600,000                --               --
Options granted                                              (1,253,300)        1,253,300            23.60
Options forfeited                                               254,251          (254,251)            9.16
Options exercised                                                    --        (3,997,306)            5.80
                                                         --------------     -------------
Balance at December 31, 2000                                  2,631,641         6,091,781             9.58
                                                         ==============     =============

We recorded deferred compensation related to stock awards of $0, $100,000, and $1,397,000 and reversed deferred compensation related to stock award forfeitures of $19,000, $131,000 and $36,000 in 2000, 1999 and 1998 respectively. We amortized deferred compensation expense of $157,000 in 2000, $972,000 in 1999, and $622,000 in 1998. In connection with the extension of the term of the option agreement of certain optionees, we recorded $423,000 of non-cash compensation in 1999.

The weighted-average grant-date fair value of options granted was $18.42 in 2000, $5.23 in 1999, and $5.26 in 1998.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                           Weighted
                                           Average
                        Number of         Remaining          Weighted          Number of          Weighted
     Range of            Options         Contractual     Average Exercise       Options       Average Exercise
 Exercise Prices       Outstanding       Life (years)          Price          Exercisable           Price
 ----------------      ------------      -----------     ----------------     -------------   ----------------
 $  0.30 - $ 4.96         1,052,161          5.18             $   4.11              897,097        $   4.02

 $  5.03 - $ 7.00         2,763,559          5.82                 5.91            1,599,948            5.93

 $  7.12 - $ 9.71           929,527          6.23                 8.20              549,107            8.09

 $ 10.50 - $12.85           908,062          8.96                12.41              122,476           11.85

 $ 34.21 - $59.88           438,472          9.46                42.87               45,569           41.80
 ----------------      ------------                                           -------------
 $  0.30 - $59.88         6,091,781          6.50                 9.58            3,214,197            6.50
 ================      ============                                           =============

Stock purchase plan

In 1991, we adopted the 1991 Employee Stock Purchase Plan. Under this plan, full-time employees may contribute up to 15% of their compensation to purchase our stock at 85% of its fair market value on specified dates. As of December 31, 2000, 452,759 shares remain authorized for issuance under the stock purchase plan.

During the past three years, we have issued our stock under the stock purchase plan as follows:

                                                          Range
     For the year ended           Shares Issued         of Prices
     -------------------------  ----------------- --------------------
     December 31, 2000               278,085       $  5.26 -  $ 37.92

     December 31, 1999               363,734       $  4.28 -  $  6.16

     December 31, 1998               364,856       $  3.11 -  $  8.78


Pro forma information

We have elected to follow APB 25 and related Interpretations in accounting for employee stock options (see Note 1, "Summary of significant accounting policies"). Under APB 25, we do not recognize any compensation expense related to the grants of stock options because the exercise price of our stock options is equal to the fair market value on the date of grant.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123. We used the fair value method described in SFAS No. 123 to determine this pro forma information for all employee stock options granted after December 31, 1994. The fair value method was also applied to shares acquired through our stock purchase plan which, for the purposes of this disclosure, we treat as employee stock options. The fair value of the employee stock options was estimated at the date of grant and/or purchase using the Black-Scholes option-pricing model.

During the past three years, we have used the following weighted average assumptions in the Black-Scholes model:

                                          2000           1999           1998
                                     -------------- -------------- -------------
     Risk-free interest rate              5.95%          5.44%          5.23%
     Dividends                            None           None           None
     Volatility                           0.83           0.77           0.77
     Expected life                        5 yrs          5 yrs          5 yrs

The Black-Scholes model was developed to estimate the fair value of traded options. Traded options, however, have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from traded options and because slight changes in the input assumptions can materially affect the fair value estimate, we do not believe that the Black-Scholes model provides a reliable measure of the fair value of our employee stock options. Additionally, the effects of applying SFAS No. 123 for the recognition of compensation expense and provision of pro forma disclosures in 2000, 1999 and 1998 are not likely to be representative of the effects on reported and pro forma net income in future years because options vest over several years and additional awards may be made in subsequent years.

Per SFAS No. 123, we amortized the expense of the estimated fair value over an option's vesting period. During the past three years, our pro forma expense has been as follows (in thousands except for the net loss per share information):

                                                                For the Year Ended December 31,
                                                           ----------------------------------------
                                                               2000           1999          1998
                                                           -----------    -----------    ----------
        Net loss (as reported)                             $   (16,651)   $   (26,070)   $  (27,614)
        Basic and diluted net loss per share (as reported) $     (0.31)   $     (0.53)   $    (0.57)
        Pro forma net loss                                 $   (28,622)   $   (33,887)   $  (35,223)
        Pro forma basic and diluted net loss per share     $     (0.54)   $     (0.68)   $    (0.73)

Common shares reserved for future issuance

At December 31, 2000, 9,176,000 shares of our stock were reserved for future issuance under the stock option and stock purchase plans and 8,881,680 were reserved for issuance upon conversion of our convertible subordinated notes.

Preferred stock and anti-takeover provisions

In January 1995, our board of directors adopted a preferred share purchase rights plan, commonly referred to as a "poison pill." Our Certificate of Incorporation requires the approval of at least 66 2/3% of the voting stock for certain transactions with or proposed by a holder of 15% or more of our voting stock. Pursuant to the Certificate of Incorporation, our board of directors has the authority, without further action of the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to determine the price, rights, preferences and privileges of those shares. The rights of holders of common stock will be subject to the rights of the holders of any preferred stock that may be issued in the future.

7.    Income taxes

At December 31, 2000, we had net operating loss carryforwards and research and development tax credit carryforwards as follows (in thousands):

                                                              U.S. Federal        California
                                                              ------------        ----------
       Net operating loss carryforwards                       $    238,000        $   31,800
       Research and development tax credit carryforwards      $      5,500        $    4,000

The federal net operating loss and research and development tax credit carryforwards, if not utilized to offset taxable income in future periods, expire between the years 2003 and 2020. The State of California net operating loss carryforwards, if not utilized to offset taxable income in future periods, expire between the years 2001 and 2005. The California research and development credits carryforward indefinitely. Because of the "change of ownership" provisions of the Tax Reform Act of 1986, our net operating loss and research and development tax credit carryforwards may be subject to an annual limitation regarding utilization against taxable income in future periods.

Significant components of our deferred tax assets and liabilities for federal and state income taxes at December 31, 2000 and 1999 were as follows (in thousands):

                                                                December 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------    ---------

        Net operating loss carryforwards                 $  83,700     $ 60,400
        Capitalized research and development                10,800        8,400
        Research and development credits                     8,400        7,200
        Deferred revenue                                    17,600       10,900
        Other, net                                           6,100        6,800
                                                         ----------    ---------
        Net deferred tax assets                            126,600       93,700
        Valuation allowance for deferred tax assets       (126,600)     (93,700)
                                                         ---------     --------
                                                         $      --     $     --
                                                         =========     ========


Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11,900,000 and $13,000,000 during the years ended December 31, 1999 and 1998, respectively. Approximately $27,000,000 of the valuation allowance relates to the tax benefits of stock option deductions that will be credited to additional paid-in-capital when realized.

8.      Contingencies

In October 1997 a patent opposition was filed in Europe by another company against the claims of a patent granted to us in Europe covering broad, generic claims for INTEGRILIN, as well as numerous related compounds that are not part of our core technology. The opposition asserts that all claims of the patent are unpatentable. In July 2000 the Opposition Division of the European Patent Office confirmed the validity of our patent claims without requiring us to limit or otherwise amend our claims. In November 2000 the opposition filed an appeal of this decision.

9.      Subsequent event (Unaudited)

In January 2001, we, Schering and Genentech entered into a collaboration agreement to co-promote INTEGRILIN with Genentech's fibrinolytic, or clot-dissolving drugs, TNKase(TM) and Activase(R) for various indications in hospitals across the United States. Under the terms of the agreement, Genentech will co-promote INTEGRILIN in the more than 5,000 hospitals that its representatives currently call upon to promote TNKase(TM) and Activase(R). COR and Schering-Plough will co-promote TNKase(TM) and Activase(R) in the more than 2,000 hospitals that they currently call upon to promote INTEGRILIN. We, Schering and Genentech have also agreed to an exclusive clinical collaboration for any future large-scale clinical trials conducted that combine a fibrinolytic with a glycoprotein (GP) IIb-IIIa inhibitor. The agreement does not affect any clinical trials underway at the time of the agreement.

SUPPLEMENTAL QUARTERLY DATA (Unaudited)
(in thousands, except per share data)


                                                                        2000 Quarter ended
                                                  ---------------------------------------------------------
                                                   December 31, September 30,    June 30,       March 31,
                                                  ------------- -------------  -------------  -------------
Quarterly 2000:
Total contract revenues                               $ 31,850      $ 29,913       $ 25,082       $ 17,896
Total expenses                                          32,571        32,362         32,879         28,541
Loss from operations                                      (721)       (2,449)        (7,797)       (10,645)
Net income (loss)                                        1,008        (1,221)        (6,497)        (9,941)
Basic and diluted net income (loss) per share (1)         0.02         (0.02)         (0.12)         (0.19)

                                                                        1999 Quarter ended
                                                  ---------------------------------------------------------
                                                   December 31, September 30,    June 30,      March 31,
                                                  ------------- -------------  -------------  -------------
Quarterly 1999:
Total contract revenues                               $ 16,660      $ 23,470       $  9,007       $  7,521
Milestone revenue                                            -        12,000              -              -
Total expenses                                          22,401        23,291         19,263         20,097
Income (loss) from operations                           (5,741)          179        (10,256)       (12,576)
Net income (loss)                                       (5,316)          750         (9,668)       (11,836)
Basic net income (loss) per share (1)                    (0.11)         0.02          (0.20)         (0.24)
Diluted net income (loss) per share (1)                  (0.11)         0.01          (0.20)         (0.24)

(1) As adjusted to give effect to the two-for-one stock split effected on August 15, 2000 by means of a stock dividend.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

The information required by this Item concerning our directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in the Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held June 12, 2001, to be filed with the Securities and Exchange Commission (the "Proxy Statement").

Identification of Executive Officers

The information required by this Item concerning our executive officers is set forth in PART I, Item I of this report.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section captioned "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)   1.    Index to Financial Statements

                                                                                                      Page in
                                                                                                     Form 10-K
                                                                                                     ---------
               Report of Ernst & Young LLP, Independent Auditors                                        25
               Balance Sheets at December 31, 2000 and 1999                                             26
               Statements of Operations for the years ended December 31, 2000, 1999 and 1998            27
               Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and
               1998                                                                                     28
               Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998            29
               Notes to Financial Statements                                                            30

               2. All schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

               3.    Exhibits

                     Number             Exhibit
               -----------------------  ----------------------------------------
                          3.1  (16)     Restated Certificate of Incorporation of
                                        the Registrant, as amended through June
                                        9, 2000.
                          3.2   (2)     By-laws of the Registrant.
                          4.1           Reference is made to Exhibits 3.1 and
                                        3.2.
                          4.2   (7)     Registrant's Preferred Share Purchase
                                        Rights Agreement between the Registrant
                                        and Chemical Trust Company of
                                        California, dated as of January 23,
                                        1995.
                          4.3 ( 14)     Indenture between the Registrant, as
                                        Issuer, and Firstar Bank, N.A., as
                                        Trustee, dated February 24, 2000.
                    *    10.1   (2)     Form of Indemnification Agreement
                                        between the Registrant and its
                                        directors, executive officers and
                                        officers.
                    *    10.2   (2)     Registrant's 1988 Employee Stock Option
                                        Plan and related agreements.
                    *    10.3   (2)     Registrant's 1988 Consultant Stock
                                        Option Plan and related agreements.
                   ++    10.4   (2)     Research, Option and License Agreement
                                        between the Registrant and Eli Lilly and
                                        Company, dated May 1, 1991.
                         10.5   (2)     Lease Agreement between the Registrant
                                        and NC Land Associates Limited
                                        Partnership, dated September 23, 1988,
                                        as amended August 30, 1989 and Lease
                                        Rider, dated September 23, 1988.
                    *    10.6   (1)     Forms of option agreements used under
                                        the Registrant's 1991 Equity Incentive
                                        Plan.
                    *    10.7   (3)     Form of offering document used under the
                                        Registrant's 1991 Employee Stock
                                        Purchase Plan.
                   ++    10.8   (4)     Collaboration Research Agreement between
                                        the Registrant and Kyowa Hakko Kogyo,
                                        Co., Ltd., dated November 30, 1992.
                   ++    10.9   (5)     Collaboration Agreement between Eli
                                        Lilly and Company and the Registrant,
                                        dated May 28, 1993.
                   ++    10.10  (6)     Collaboration Agreement between Ortho
                                        Pharmaceutical Corporation and the
                                        Registrant, dated December 21, 1993.
                    *    10.11  (9)     Registrant's 1994 Non-employee
                                        Directors' Stock Option Plan, as
                                        amended.
                    *    10.12  (9)     Registrant's 1991 Stock Purchase Plan,
                                        as amended.
                    *    10.13 (17)     Registrant's 1991 Equity Incentive Plan,
                                        as amended July 28,2000.
                   ++    10.14  (9)     Amendment No. 1 to Collaboration
                                        Research Agreement between the
                                        Registrant and Kyowa Hakko Kogyo Co.,
                                        Ltd., dated May 9, 1994.

                     Number             Exhibit
               -----------------------  ----------------------------------------
                   ++    10.15  (7)     Collaboration Agreement between
                                        Schering-Plough Ltd., Schering
                                        Corporation and the Registrant, dated
                                        April 10, 1995.
                   ++    10.16  (9)     Amendment No. 2 to Collaboration
                                        Research Agreement between the
                                        Registrant and Kyowa Hakko Kogyo Co.,
                                        Ltd., dated July 13, 1995.
                   ++    10.17  (9)     Amendment No. 3 to Collaboration
                                        Research Agreement between the
                                        Registrant and Kyowa Hakko Kogyo Co.,
                                        Ltd., dated August 1, 1995.
                   ++    10.18  (8)     Amendment No. 4 to Collaboration
                                        Research Agreement between the
                                        Registrant and Kyowa Hakko Kogyo, Co.,
                                        Ltd., dated November 10, 1995.
                   ++    10.19  (9)     Amendment No. 1 to Collaboration
                                        Research Agreement between Ortho
                                        Pharmaceutical Corporation and the
                                        Registrant, dated September 27, 1996.
                   ++    10.20  (9)     Amendment No. 1 to Collaboration
                                        Research Agreement between Eli Lilly and
                                        Company and the Registrant, dated
                                        November, 1996.
                   ++    10.21  (9)     Amendment No. 5 to Collaboration
                                        Research Agreement between the
                                        Registrant and Kyowa Hakko Kogyo Co.,
                                        Ltd., dated December 17, 1996.
                    *    10.22  (9)     Description of Registrant's 1996
                                        Incentive Pay Plan.
                   ++    10.23 (10)     Long Term Supply Agreement between
                                        Registrant and Solvay, Societe Anonyme,
                                        dated September 28, 1995.
                   ++    10.24 (10)     Amendment No. 1 to the Long Term Supply
                                        Agreement between Registrant and Solvay,
                                        Societe Anonyme, as amended, dated April
                                        1, 1997.
                   ++    10.25 (10)     License and Supply Agreement between the
                                        Registrant and Solvay, Societe Anonyme,
                                        dated July 27, 1994.
                   ++    10.26 (10)     First Amendment to the License and
                                        Supply Agreement between Registrant and
                                        Solvay, Societe Anonyme, as amended,
                                        dated March 13, 1995.
                   ++    10.27 (10)     Second Amendment to the License and
                                        Supply Agreement between Registrant and
                                        Solvay, Societe Anonyme, as amended,
                                        dated June 1, 1995.
                   ++    10.28 (10)     Third Amendment to the License and
                                        Supply Agreement between Registrant and
                                        Solvay, Societe Anonyme, as amended,
                                        dated September 5, 1995.
                   ++    10.29 (10)     Letter Amendment to the License and
                                        Supply Agreement between Registrant and
                                        Solvay, Societe Anonyme, as amended,
                                        dated June 6, 1996.
                   ++    10.30 (10)     Fourth Amendment to the License and
                                        Supply Agreement between Registrant and
                                        Solvay, Societe Anonyme, as amended,
                                        dated April 1, 1997.
                    *    10.31 (11)     1998 Non-Officer Equity Incentive Plan,
                                        as amended.
                    *    10.32 (11)     Form of Option Agreements used for the
                                        1998 Non-Officer Equity Incentive Plan,
                                        as amended.
                   ++    10.33 (11)     Amendment to Collaboration Agreement,
                                        dated December 23, 1998, between
                                        Schering-Plough Ltd. and Schering
                                        Corporation and the Registrant.
                    *    10.34 (12)     Key Employee Change in Control Severance
                                        Plan
                   ++    10.35 (13)     Second Amendment to Collaboration
                                        Agreement, dated November 5, 1999,
                                        between Schering-Plough Ltd. and
                                        Schering Corporation and the Registrant.
                         10.36 (14)     Purchase Agreement among the Registrant
                                        and Goldman, Sachs & Co., Chase H&Q, a
                                        division of Chase Securities Inc., CIBC
                                        World Markets Corp., FleetBoston
                                        Robertson Stephens Inc. and Warburg
                                        Dillon Read LLC, dated February 17,
                                        2000.

             Number       Exhibit
         ---------------  ------------------------------------------------------
             0.37 (14)    Registration Rights Agreement among the Registrant and
                          Goldman, Sachs & Co., Chase H&Q, a division of Chase
                          Securities Inc., CIBC World Markets Corp., FleetBoston
                          Robertson Stephens Inc. and Warburg Dillon Read LLC,
                          dated February 24, 2000.
             0.38 (15)    Amendment dated June 29, 2000 to Second Amendment to
                          Collaboration Agreement, dated November 5, 1999,
                          between Schering-Plough Ltd. and Schering Corporation
                          and the Registrant.
             0.39 (16)    Amendment dated July 27, 2000 to Second Amendment to
                          Collaboration Agreement, dated November 5, 1999,
                          between Schering-Plough Ltd. and Schering Corporation
                          and the Registrant.
             0.40 (16)    Amendment dated August 31, 2000 to Second Amendment to
                          Collaboration Agreement, dated November 5, 1999, between Schering-Plough Ltd. and Schering Corporation and the Registrant.
             23.1         Consent of Ernst & Young LLP, Independent Auditors.
             24.1         Power of Attorney. Reference is made to the signature
                          page.


--------------------------------------------------------------------------------
     *       Indicates management contracts or compensatory plans or
             arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
     +       Confidential treatment requested.
     ++      Confidential treatment granted.
     (1)     Filed as an exhibit to the Registrant's Registration Statement on
             Form S-8 (Reg. No. 33-42912) and incorporated herein by reference.
     (2)     Filed as an exhibit to the Registrant's Registration Statement on
             Form S-1 (Reg. No. 33-40627) or amendments thereto and incorporated herein by reference.
     (3)     Filed as an exhibit to the Registrant's Registration Statement on
             Form S-1 (Reg. No. 33-43181) or amendments thereto and incorporated herein by reference.
     (4)     Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1992 and incorporated by reference herein.
     (5)     Filed as an exhibit to the Registrant's Quarterly Report on Form
             10-Q for the period ended June 30, 1993 and incorporated by reference herein.
     (6)     Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993 and incorporated by reference herein.
     (7)     Filed as an exhibit to the Registrant's Quarterly Report on Form
             10-Q for the period ended June 30, 1995 and incorporated by reference herein.
     (8)     Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated by reference herein.
     (9)     Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1996 and incorporated by reference herein.
     (10)    Filed as an exhibit to the Registrant's Quarterly Report on Form
             10-Q for the period ended September 30, 1998 and incorporated by reference herein.
     (11)    Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated by reference herein.
     (12)    Filed as an exhibit to the Registrant's Quarterly Report on Form
             10-Q for the period ended September 30, 1999 and incorporated by reference herein.
     (13)    Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1999 and incorporated by reference herein.
     (14)    Filed as an exhibit to the Registrant's Quarterly Report on Form
             10-Q for the period ended March 31, 2000 and incorporated by reference herein.
     (15)    Filed as an exhibit to the Registrant's Quarterly Report on Form
             10-Q for the period ended June 30, 2000 and incorporated by reference herein.
     (16)    Filed as an exhibit to the Registrant's Quarterly Report on Form
             10-Q for the period ended September 30, 2000 and incorporated by reference herein.

      (17) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-48668) and incorporated herein by reference.


(B)  Reports on Form 8-K


There were no reports on Form 8-K filed for the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on the 15th day of March, 2001.

                                             COR THERAPEUTICS, INC.

                                          By /s/ JOHN M. SCHEMBRI
                                             ----------------------------------
                                             John M. Schembri
                                             Director of Finance and Controller
                                             (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                                Title                               Date
------------------------------------    ---------------------------------------         ---------------
/s/ VAUGHN M. KAILIAN                   President, Chief Executive Officer and           March 15, 2001
------------------------------------
Vaughn M. Kailian                       Director (Principal Executive Officer)

/s/ CHARLES J. HOMCY                    Executive Vice President, Research and           March 15, 2001
------------------------------------
Charles J. Homcy                        Development and Director

/s/ PETER S. RODDY                      Senior Vice President, Finance and Chief         March 15, 2001
------------------------------------
Peter S. Roddy                          Financial Officer (Principal Financial
                                        Officer)

/s/ JOHN M. SCHEMBRI                    Director of Finance and Controller               March 15, 2001
------------------------------------
John M. Schembri                        (Principal Accounting Officer)

/s/ SHAUN R. COUGHLIN                   Director                                         March 15, 2001
------------------------------------
Shaun R. Coughlin

/s/ JAMES T. DOLUISIO                   Director                                         March 15, 2001
------------------------------------
James T. Doluisio

/s/ GINGER L. GRAHAM                    Director                                         March 15, 2001
------------------------------------
Ginger L. Graham

/s/ JERRY T. JACKSON                    Director                                         March 15, 2001
------------------------------------
Jerry T. Jackson

/s/ ERNEST MARIO                        Director                                         March 15, 2001
------------------------------------
Ernest Mario

/s/ MICHAEL G. MCCAFFERY                Director                                         March 15, 2001
------------------------------------
Michael G. McCaffery