Form 10-Q
period 2001-03-31
COR THERAPEUTICS INC / DE
filed 2001-05-09
CIK 874865

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934 for the quarterly period ended March 31, 2001
                                              --------------

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to _________.

                        Commission File Number: 0-19290

                                  [LOGO](TM)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

  As of April 30, 2001, the number of outstanding shares of the Registrant's Common Stock was 55,501,722.

================================================================================

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                                     INDEX

                                                                                          Page
Section   Contents                                                                         No.
-------   --------                                                                         ---
PART I    FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements and Notes

          Condensed Balance Sheets - March 31, 2001 and December 31, 2000                      3
          Condensed Statements of Operations - for the three months ended March 31,
          2001 and 2000                                                                        4
          Condensed Statements of Cash Flows - for the three months ended March 31,
          2001 and 2000                                                                        5
          Notes to Condensed Financial Statements                                              6


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                          10

Item 3.   Financial Market Risks                                                              18

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                                   19

Item 6.   Exhibits and Reports on Form 8-K                                                    19

SIGNATURES                                                                                    20

INTEGRILIN(R) (eptfibatide) Injection, COR THERAPEUTICS(R), and COR(R) are registered trademarks of COR Therapeutics, Inc.

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements and Notes

                           CONDENSED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                        March 31,       December 31,
                                                                           2001             2000
                                                                        ----------      ------------
                                            ASSETS

Current assets:
   Cash and cash equivalents                                            $   74,272      $   41,142
   Short-term investments                                                  264,257         298,736
   Contract receivables                                                      9,993          12,134
   Prepaid copromotion expenses                                             66,236          58,649
   Other current assets                                                      1,837           1,189
                                                                        ----------      ----------
      Total current assets                                                 416,595         411,850
Property and equipment, net                                                  3,943           3,724
Other assets                                                                 9,187           9,572
                                                                        ----------      ----------
                                                                        $  429,725      $  425,146
                                                                        ==========      ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $   11,706      $   12,052
    Accrued interest payable                                                 1,250           5,000
    Accrued compensation                                                     7,147           8,086
    Accrued development costs                                                2,397           1,447
    Accrued copromotion costs                                                2,315           2,830
    Deferred revenue                                                        54,329          44,165
    Other accrued liabilities                                                  508             511
    Capital lease obligations--current portion                               1,347           1,265
                                                                        ----------      ----------
      Total current liabilities                                             80,999          75,356
Capital lease obligations--noncurrent portion                                1,234           1,659
Convertible subordinated notes                                             300,000         300,000
Stockholders' equity                                                       282,232         280,016
Accumulated deficit                                                       (234,740)       (231,885)
                                                                        ----------      ----------
      Total stockholders' equity                                            47,492          48,131
                                                                        ----------      ----------
                                                                        $  429,725      $  425,146
                                                                        ==========      ==========

                            See accompanying notes.

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


                      CONDENSED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)


                                                           Three Months Ended
                                                                 March 31,
                                                        -------------------------
                                                           2001            2000
                                                        ---------       ---------
Contract revenues:
  Copromotion revenue                                   $  20,632       $  16,904
  Development and other contract revenue                    2,148             992
                                                        ---------       ---------
    Total contract revenues                                22,780          17,896
                                                        ---------       ---------

Expenses:
  Cost of copromotion revenue                              10,749          10,947
  Research and development                                 10,745          10,414
  Marketing, general and administrative                     7,294           7,180
                                                        ---------       ---------
    Total expenses                                         28,788          28,541
                                                        ---------       ---------

Loss from operations                                       (6,008)        (10,645)

Interest income                                             7,349           2,392
Interest expense                                           (4,196)         (1,688)
                                                        ---------       ---------

Net loss                                                $  (2,855)      $  (9,941)
                                                        =========       =========

Basic and diluted net loss per share                    $   (0.05)      $   (0.19)
                                                        =========       =========

Shares used in computing basic and diluted net loss
per share                                                  55,027          51,776
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

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------



                      CONDENSED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                           (unaudited, in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              -----------------------------
                                                                                  2001            2000
                                                                              --------------   ------------
Cash flows provided by (used in) operating activities:
   Net loss                                                                       $  (2,855)      $ (9,941)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                     929            741
      Changes in assets and liabilities:
         Contract receivables                                                         2,141         (3,433)
         Prepaid copromotion expenses                                                (7,587)        (8,651)
         Other current assets                                                          (648)          (174)
         Accounts payable                                                              (346)          (716)
         Accrued interest payable                                                    (3,750)         1,465
         Accrued compensation                                                          (939)           381
         Accrued development costs                                                      950            541
         Accrued copromotion costs                                                     (515)            57
         Deferred revenue                                                            10,164         11,085
         Other accrued liabilities                                                       (3)            (8)
                                                                                ------------   ------------
           Total adjustments                                                            396          1,288
                                                                                ------------   ------------
      Net cash used in operating activities                                          (2,459)        (8,653)
                                                                                ------------   ------------
Cash flows provided by (used in) investing activities:
   Purchases of short-term investments                                             (157,822)      (168,987)
   Sales of short-term investments                                                  119,981          1,662
   Maturities of short-term investments                                              72,239          6,432
   Additions to property and equipment                                                 (763)          (492)
                                                                                ------------   ------------
      Net cash provided by (used in) investing activities                            33,635       (161,385)
                                                                                ------------   ------------
Cash flows provided by (used in)  financing activities:
   Repayment of capital lease obligations                                              (343)          (453)
   Proceeds from convertible subordinated notes, net of issuance costs                   --        289,459
   Issuance of common stock                                                           2,297         13,351
                                                                                ------------   ------------
      Net cash provided by financing activities                                       1,954        302,357
                                                                                ------------   ------------
Net increase in cash and cash equivalents                                            33,130        132,319
Cash and cash equivalents at the beginning of the period                             41,142         12,780
                                                                                ------------   ------------
Cash and cash equivalents at the end of the period                                $  74,272      $ 145,099
                                                                                ============   ============


                            See accompanying notes.

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.      Summary of significant accounting policies

COR Therapeutics, Inc. ("COR") was incorporated in Delaware on February 4, 1988. COR is dedicated to the discovery, development and marketing of novel therapeutic products to establish new standards of care for treating and preventing acute and chronic cardiovascular diseases. We are marketing INTEGRILIN(R) (eptifibatide) Injection, our approved drug, to treat patients with acute cardiovascular disease. We are also developing a portfolio of drug candidates to treat and prevent a broad range of acute and chronic cardiovascular diseases and other conditions.

Interim financial information

We prepared the accompanying unaudited condensed financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In our opinion, these condensed financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary to fairly state our financial position, our results of operations and our cash flows. We derived the condensed balance sheet at December 31, 2000 from the audited financial statements at that date. The condensed balance sheet at March 31, 2001 does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2000, included in our 2000 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Contract revenues

Contract revenues include copromotion revenue and development and other contract revenue.

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

We record development and other contract revenue as earned based on the performance requirements of the contract, and expense related costs as they are incurred. Other contract revenue includes recognition of reimbursement to us by Schering of certain manufacturing-related expenses for materials used outside the copromotion territory, and royalties from Schering on sales of INTEGRILIN outside the copromotion territory. We recognize these revenues when Schering ships the related product to its customers.

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Prepaid copromotion expenses

Prepaid copromotion expenses represent materials on hand, valued at cost, and prepayments to third-party suppliers associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):

                                              March 31,    December 31,
                                                 2001          2000
                                              -----------  -------------
          Deposits and prepayments              $ 3,179      $  4,690
          Bulk materials                         37,282        30,918
          Finished goods                         25,775        23,041
                                              -----------  -------------
                                                $66,236      $ 58,649
                                              ===========  =============

Other assets

Other assets represent issuance costs, net of accumulated amortization of $1,682,000 and $1,297,000 at March 31, 2001 and December 31, 2000, respectively, associated with our sale of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. We are amortizing these issuance costs to interest expense over the seven-year life of the notes.

Information concerning market and source of supply concentration

COR and Schering copromote INTEGRILIN in the United States and share any profits or losses. Together with Schering and Genentech, Inc., we also copromote INTEGRILIN, TNKase(TM) and Activase(R) for various indications in hospitals across the United States. INTEGRILIN has received regulatory approval in the European Union and a number of other countries for various indications. We have exclusively licensed Schering to market INTEGRILIN outside the United States, and Schering pays us royalties based on sales of INTEGRILIN outside the United States. We have long-term supply arrangements with two suppliers for the bulk product and with another two suppliers, one of which is Schering, for the filling and final packaging of INTEGRILIN.

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred and classified as cost of copromotion revenue. Advertising and promotion costs totaled $4,080,000 and $3,288,00 for the three months ended March 31, 2001 and 2000, respectively.

Reclassification

We have reclassified certain prior year balances to conform to the current year presentation.

Comprehensive income (loss)

Comprehensive loss is comprised of net loss and other comprehensive income
(loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on our available-for-sale securities, which are reported in stockholders' equity, are included in other comprehensive income (loss). Comprehensive loss totaled $2,936,000 and $10,070,000 for the three months ended March 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Segment information

Our business activities include the discovery, development and commercialization of novel cardiovascular pharmaceutical products and are organized into one operating segment. All of our operating assets are located in the United States. All of our revenues are derived from within the United States, except for royalty and other contract revenue earned on sales of INTEGRILIN by Schering outside of the United States.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 was effective as of January 1, 2001. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. We do not currently hold any derivatives and do not anticipate holding any derivatives in the future. Accordingly, the adoption of this pronouncement did not materially impact our financial statements.

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

At March 31, 2001, the amortized cost and estimated fair value of short-term investments, classified by contractual maturity, are (in thousands):

                                                    Amortized    Estimated
                                                       Cost      Fair Value
                                                   ------------ ------------
      Due in one year or less                        $135,261     $135,977
      Due after one year and in less than
      three years                                     127,224      128,280
                                                   ------------ ------------
                                                     $262,485     $264,257
                                                   ============ ============

During the three months ended March 31, 2001, we sold short-term investments with a fair value of $119,981,000, resulting in gross realized gains of $2,090,000 and gross realized losses of $0.

Long and short-term debt: The estimated fair value of our convertible subordinated notes at March 31, 2001 is $269,813,000, based upon the last publicly-traded price for the notes. The carrying amounts of our capital lease obligations at March 31, 2001 approximate their fair values. These fair values are estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

3.  Net loss per share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", we have computed basic and diluted net loss per share using the weighted average number of shares of common stock outstanding during the period. Had we recorded net income during the three months ended March 31, 2001 or 2000, diluted earnings per share would have included the shares used in the computation of basic net income per share as well as the impact of outstanding options to purchase an additional 4,156,000 and 6,438,000 shares, respectively. We have excluded the outstanding stock options and the impact of our convertible subordinated notes from the computation of diluted net loss per share because the effect would have been anti-dilutive for all periods presented.

4.  Contingencies

In October 1997, a patent opposition was filed in Europe by another company against the claims of a patent granted to us in Europe covering broad, generic claims for INTEGRILIN, as well as numerous related compounds that are not part of our core technology. The opposition asserted that all claims of the patent are unpatentable. In July 2000, the Opposition Division of the European Patent Office confirmed the validity of our patent claims without requiring us to limit or otherwise amend our claims. In November 2000, the opposition filed an appeal of this decision.

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements regarding our performance that involve risks and uncertainties. Actual results may differ materially from the anticipated results discussed in such forward-looking statements due to factors such as the commercial success of INTEGRILIN as well as other factors discussed below and under the caption "Risk Factors." Forward-looking statements are based on our current expectations, and we do not intend to update such information to reflect future events or developments.

Overview

COR is dedicated to the discovery, development and marketing of novel therapeutic products to establish new standards of care for treating and preventing acute and chronic cardiovascular diseases. We are marketing INTEGRILIN, our approved drug, to treat patients with acute cardiovascular disease. We are also developing a portfolio of drugs to treat and prevent a broad range of acute and chronic cardiovascular diseases and other conditions.

INTEGRILIN is our first product taken from discovery to commercialization. In May 1998, the United States Food and Drug Administration approved INTEGRILIN to treat patients who undergo a procedure known as angioplasty to open blood vessels. The FDA has also approved INTEGRILIN to treat patients with intermittent chest pains known as unstable angina and patients suffering from a type of heart attack known as non-Q-wave myocardial infarction, whether the doctor intends to treat these patients with medicines alone or with a subsequent angioplasty. INTEGRILIN is the only drug in its class that the FDA has approved for use in all these indications.

COR and Schering copromote INTEGRILIN in the United States and share any profits or losses. INTEGRILIN also has received regulatory approval for various cardiovascular indications in the European Union and a number of other countries. We have exclusively licensed Schering to market INTEGRILIN outside the United States, and Schering pays us royalties based on sales of INTEGRILIN outside the United States.

In January 2001, we, Schering and Genentech, Inc., entered into an agreement to copromote INTEGRILIN with Genentech's fibrinolytic, or clot-dissolving drugs, TNKase(TM) and Activase(R) across the United States. We, Schering and Genentech have also agreed to an exclusive clinical collaboration for any future large-scale clinical trials that combine a fibrinolytic with drugs in the same class as INTEGRILIN.

In addition to our commercial activities, we continue to pursue a wide array of research and development programs. These programs have therapeutic potential for a variety of indications including acute coronary syndromes, stroke, restenosis, cancer and venous and arterial thrombosis.

We have funded our operations primarily through public and private debt and equity financings and proceeds from research and development and commercialization collaboration agreements. We have incurred a cumulative net loss of $234,740,000 through March 31, 2001.

Results of Operations

Three months ended March 31, 2001 and 2000

Total contract revenues, which include copromotion and development and other contract revenue, were $22,780,000 for the three months ended March 31, 2001 compared to $17,896,000 for the corresponding period in 2000.

Copromotion revenue related to the sales of INTEGRILIN by Schering was $20,632,000 for the three months ended March 31, 2001 compared to $16,904,000 for the three months ended March 31, 2000. Schering reported to us total sales of INTEGRILIN of $38,100,000 and $27,600,000 for the three months ended March 31, 2001 and 2000, respectively, and sales of INTEGRILIN in the United States were $33,600,000 and $25,900,000 for the respective periods. The sales increase in 2001 compared to 2000 is attributable to overall market growth as well as increased market share for INTEGRILIN. Copromotion revenue fluctuates in relation to the domestic sales of INTEGRILIN and to our and Schering's respective costs of copromotion revenue, and we expect these fluctuations to continue. Product sales reported by Schering for any period are not necessarily indicative of product sales for any future

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

period. Wholesaler management decisions to increase or decrease their inventory of INTEGRILIN may result in sales of INTEGRILIN to wholesalers that do not track directly with sales from wholesalers of INTEGRILIN to hospitals.

Development and other contract revenue was $2,148,000 for the three months ended March 31, 2001 compared to $992,000 for the three months ended March 31, 2000, due to fluctuations in clinical trial and development activities, and we expect these fluctuations to continue.

Cost of copromotion revenue was $10,749,000 for the three months ended March 31, 2001 compared to $10,947,000 for the three months ended March 31, 2000. Cost of copromotion revenue includes certain manufacturing-related, advertising and promotional expenses incurred in connection with our collaboration with Schering. Cost of copromotion revenue fluctuates in relation to the domestic sales of INTEGRILIN and as we incur more or less of the joint manufacturing, advertising or promotional activities that we undertake in our collaboration with Schering.

Research and development expenses were $10,745,000 for the three months ended March 31, 2001 compared to $10,414,000 for the three months ended March 31, 2000, consistent with our ongoing clinical trial activities and expenses pertaining to other research, development and clinical activities associated with product candidates. Research and development expenses are expected to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and product candidates in development.

Marketing, general and administrative expenses were $7,294,000 for the three months ended March 31, 2001 compared to $7,180,000 for the three months ended March 31, 2000, consistent with our ongoing marketing and general corporate activities. We expect marketing, general and administrative costs to increase over the next several years.

Interest income was $7,349,000 for the three months ended March 31, 2001 compared to $2,392,000 for the three months ended March 31, 2000. The increase in the first quarter of 2001 compared to the first quarter of 2000 was primarily due to changes in average cash and investment balances, including the proceeds from the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000 and realized gains from the sale of short-term investments during the three months ended March 31, 2001. Interest expense was $4,196,000 for the three months ended March 31, 2001 compared to $1,688,000 for the three months ended March 31, 2000. The increase in the first quarter of 2001 compared to the first quarter of 2000 was primarily due to changes in average outstanding debt obligations, including the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000.

We incurred a net loss of $2,855,000 for the three months ended March 31, 2001 and, accordingly, no provision for federal or state income taxes was recorded.

Liquidity and Capital Resources

We had available cash, cash equivalents and short-term investments of $338,529,000 at March 31, 2001. Cash in excess of immediate requirements is invested with the primary objective of preserving principal while at the same time maximizing yields without significantly increasing risk. We have funded our operations primarily through public and private debt and equity financings and revenues from commercialization and research and development collaboration agreements. Additional funding has come from grant revenues, interest income and property and equipment financings.

Net cash used in operating activities and additions to capital equipment was $3,222,000 for the three months ended March 31, 2001 compared to $9,145,000 for the three months ended March 31, 2000. The decrease in 2001 compared to 2000 was primarily due to the effect of reduced losses from operations. Cash requirements for operating activities and additions to capital equipment may increase in future periods. The timing of these cash requirements may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development and depending on our debt service obligations.

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Cash provided by financing activities was $1,954,000 for the three months ended March 31, 2001 compared to $302,357,000 for the three months ended March 31, 2000. The decrease in the first quarter of 2001 compared to the first quarter of 2000 is primarily the result of the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. Additional cash provided by financing activities stems from the issuance of common stock pursuant to our stock option and stock purchase plans.

We expect our cash requirements will increase in future periods due to anticipated expansion of research and development, including clinical trials, and increased marketing, sales, and general and administrative activities. Existing capital resources and interest earned thereon are expected to meet these increased cash requirements for the next several years. However, cash requirements may change depending on numerous factors, including the progress of anticipated research and development programs, the scope and results of pre-clinical and clinical studies and the number and nature of the indications pursued in clinical studies. Cash requirements may also change due to the timing of regulatory approvals, technological advances, determinations as to the commercial potential of future products and the status of competitive products. Finally, the establishment and maintenance of collaborative relationships with other companies, the availability of financing and other unexpected factors may require additional funds that may not be available on favorable terms, if at all.

Risk Factors

Our business faces significant risks. Stockholders and potential investors in our securities should carefully consider the following risk factors, in addition to other information in this report. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any forward-looking statements made by or on behalf of us. These risks may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial also may impair our business. We are relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of COR are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this report

Risks related to our drug development and commercialization activities

If INTEGRILIN does not achieve commercial success, we will not be able to generate the revenues necessary to support our business.

Our business depends on the commercial success of INTEGRILIN, which has been on the market in the United States since June 1998. Marketing outside the United States commenced in mid-1999 and INTEGRILIN has not yet achieved acceptance in foreign markets. Although sales of INTEGRILIN have increased since its launch, if they fail to continue to increase over current levels, we may not achieve sustained profitability, and we will be forced to scale back our operations and research and development programs.

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

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

We may not be able to obtain the regulatory approvals necessary to market new products and to market INTEGRILIN for additional therapeutic uses.

We must satisfy stringent governmental regulations in order to develop, commercialize and market our products. INTEGRILIN is the only product we have submitted to the FDA for approval for commercial sale, and it has been approved for a specific set of therapeutic uses. To grow our business, we may need to obtain regulatory approval to be able to promote INTEGRILIN for additional therapeutic uses and to commercialize new product candidates. A company cannot market a pharmaceutical product in the United States until it has completed rigorous pre-clinical testing and clinical trials of the product and an extensive regulatory clearance process that the FDA implements. It typically takes many years to satisfy regulatory requirements, depending upon the type, complexity and novelty of the product. The process is very expensive. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

Before we can receive FDA clearance to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. Preclinical and clinical data are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. In addition, we may encounter delays or rejections from additional government regulation, from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our potential products or us. If a product receives regulatory clearance, its marketing will be limited to those disease states and conditions for which clinical trials demonstrate that the product is safe and effective. Any compound we develop may not prove to be safe and effective in clinical trials and may fail to meet all of the regulatory requirements needed to receive marketing clearance.

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

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

If we do not establish additional collaborative relationships, our ability to develop and commercialize new products will be impaired.

In addition to INTEGRILIN, we have various product candidates in pre-clinical and clinical trials and other product candidates in various stages of research and development. We are a party to numerous research agreements related to these product candidates, most of which do not contemplate taking a product candidate through development and commercialization. We will need to enter into additional collaborations to develop and commercialize these and additional product candidates. We face significant competition in seeking appropriate collaborative partners. Negotiating these arrangements is complex and time consuming. If we are successful in establishing a collaboration, the collaboration may not be successful. If we fail to establish collaborative partnerships for our product candidates, we may have to terminate, delay or cut back development programs.

If our clinical trials are unsuccessful, or if they experience significant delays, our ability to commercialize products will be impaired.

We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate that our products are safe and effective before they can be approved for commercial sale. Clinical development, including pre-clinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of pre-clinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any pre-clinical or clinical test may fail to produce results satisfactory to the FDA. Pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a pre-clinical study or clinical trial or adverse medical events during a clinical trial could cause a pre-clinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful.

We may not complete our planned pre-clinical or clinical trials on schedule or at all. In addition, due to the substantial demand for clinical trial sites in the cardiovascular area, we may have difficulty obtaining a sufficient number of appropriate patients or clinician support to conduct our clinical trials as planned. If so, we may have to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. Our product development costs will increase if we have delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product or potential products. Even if regulators approve a product for marketing, it may not be commercially successful.

If our third party manufacturers fail to deliver sufficient quantities of INTEGRILIN or product candidates on schedule, we may be unable to meet demand for INTEGRILIN and may experience delays in product development.

We have no manufacturing facilities and, accordingly, rely on third parties and Schering for clinical and commercial production of INTEGRILIN and for clinical production of product candidates. We have only two manufacturers producing bulk product, and two manufacturers, one of which is Schering, performing packaging of INTEGRILIN. We have additional manufacturers producing product candidates for clinical trials. We rely on Schering and our other contract manufacturers to deliver INTEGRILIN and product candidates that have been manufactured in accordance with Current Good Manufacturing Practices and other applicable regulations.

If the third-party manufacturers or suppliers were to cease production or otherwise fail to supply us, or if we were unable to renew our manufacturing contracts or contract for additional manufacturing services on acceptable terms, or if Schering and our other contract manufacturers were to fail to adhere to Current Good Manufacturing Practices, our ability to produce INTEGRILIN and to conduct pre-clinical testing and clinical trials of product candidates would be impaired. If we do not have adequate supplies of INTEGRILIN to meet market demand, we may lose potential revenues, and the healthcare community may turn to competing products. If we cannot obtain adequate supplies of product candidates for pre-clinical and clinical trials, regulatory approval and development of product candidates may be delayed.

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Our ability to commercialize cromafiban may be diminished if the ongoing clinical study of roxifiban is unsuccessful.

Previous clinical trials of oral GP IIb-IIIa inhibitors developed by other pharmaceutical companies have thus far failed to demonstrate the safety and efficacy of drugs in this class. DuPont Pharmaceuticals is conducting an ongoing Phase III clinical trial of the oral GP IIb-IIIa inhibitor roxifiban. New patient enrollment for the trial has been deferred while DuPont effects changes to the trial design and protocol. If the roxifiban trial is unsuccessful, we may be unwilling to pursue development of our oral GP IIb-IIIa inhibitor, cromafiban. Even if we were willing to continue to develop cromafiban after an unsuccessful roxifiban trial, we may not be able to secure development partners for the drug, obtain regulatory approval for continued clinical studies or to enroll patients in such studies.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement from third party payors.

Healthcare insurers, including the United States Health Care Financing Administration, managed care providers, private health insurers and other organizations set aggregate dollar amounts that they will reimburse to hospitals for the medicines and care the hospitals administer to treat particular conditions. These insurers adjust the amounts periodically, and could lower the amount that they will reimburse hospitals to treat the conditions for which the FDA has approved of INTEGRILIN. If they do, pricing levels or sales volumes of INTEGRILIN may decrease and cause a reduction in sales and a loss of potential revenues. In foreign markets a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering INTEGRILIN to insured patients. If these levels are set, or reset, too low, it may not be possible to sell INTEGRILIN at a profit in these markets. Each of our product candidates, if approved for marketing, will face the same risk.

If we are unable to protect our patents and proprietary rights, we may not be able to compete successfully.

We rely on patent and trade secret protection for significant new technologies, products and processes because of the long development time, uncertainty and high cost associated with bringing a new product to the marketplace. Our success will depend in part on our ability to obtain and enforce patent protection for our technology both in the United States and other countries. While we are seeking and/or maintaining patents for INTEGRILIN and our product candidates, patents may not be issued, and issued patents may afford limited or no protection.

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

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Risks related to our finances

We have a history of annual operating losses and are uncertain of future profitability.

Historically, our expenses have exceeded our revenues. As of March 31, 2001, we had an accumulated deficit of approximately $234,740,000. The extent of future losses and timing of future profitability are uncertain, even taking into account our share of revenues from sales of INTEGRILIN. We continue to incur significant expenses for research and development and to develop, train, maintain and manage our sales force, and these expenses have exceeded our share of INTEGRILIN product revenues. We may never achieve ongoing profitability.

If we should need additional funds beyond our existing capital resources and fail to obtain them, we will be unable to successfully develop and commercialize products.

We may require significant additional funds beyond our existing capital resources to market INTEGRILIN and conduct the costly and time-consuming research, pre-clinical testing and clinical trials necessary to develop and optimize our technology and potential products, to establish manufacturing, marketing and sales capabilities for product candidates and to bring any such products to market. We may raise these funds through public or private equity offerings, debt financings or additional corporate collaborations and licensing arrangements. We may find that additional funding may not be available to us when we need it, on acceptable terms or at all.

If we raise capital by issuing equity securities, our stockholders may experience dilution. To the extent we raise additional funds through collaborative arrangements, we may be required to relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us. If we are unable to obtain adequate funding when needed, commercialization of INTEGRILIN may be impaired, and we may be required to curtail one or more development programs.

Our indebtedness and debt service obligations may adversely affect our cash flow.

At March 31, 2001, we had $302,581,000 of outstanding debt, including primarily our convertible subordinated notes. During each of the last five years, our earnings were insufficient to cover our fixed charges. During each of the next three years, our debt service obligations on our convertible subordinated notes will be approximately $15,000,000 in interest payments. If we are unable to generate sufficient cash to meet these obligations and have to use existing cash or investments, we may have to delay or curtail research and development programs.

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

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

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

 .  the results of pre-clinical and clinical trials;

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

In addition, the stock market in general has from time to time and in particular, recently experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies' operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole, and you could lose a part of your investment.

Because our convertible subordinated notes are convertible into shares of our common stock, their value may be affected by these factors as well.

Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire us, even though an acquisition may be beneficial to our stockholders.

Provisions of our certificate of incorporation and by-laws could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

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

--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Item 3.  Financial Market Risks

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and long-term obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. Our portfolio includes money market funds, commercial paper, medium-term notes, corporate notes and government securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than three years. At March 31, 2001, approximately 62% of our investment portfolio was composed of investments maturing in one year or less. The remainder of our investment portfolio matures in less than three years.

Our long-term obligations include $300,000,000 of 5.0% convertible subordinated notes due March 1, 2007. Interest on the notes is fixed and payable semi-annually on March 1 and September 1 of each year. The notes are convertible into shares of our common stock at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The following table presents, as of March 31, 2001, the amounts of our cash, cash equivalents and short-term investments that may be subject to interest rate risk and the average interest rates by year of maturity ($ in thousands):


                                   2001          2002          2003         2004          Total        Fair Value
                               -----------    ----------    ----------    ---------    ----------     ------------
Cash, cash equivalents and
 short-term investments:
   Fixed rate amount           $   194,950    $   74,437    $   64,054    $   5,088    $   338,529    $   338,529
   Average fixed rate                 5.58%         6.45%         5.83%        5.25%          5.81%          5.81%
   Variable rate amount        $        --    $       --    $       --    $      --    $        --    $        --
   Average variable rate                --            --            --           --             --             --
                               -----------    ----------    ----------    ---------    -----------    -----------

Total cash, cash equivalents
 and short-term investments:
   Amount                      $   194,950    $   74,437    $   64,054    $   5,088    $   338,529    $   338,529
   Average rate                       5.58%         6.45%         5.83%        5.25%          5.81%          5.81%
                               -----------    ----------    ----------    ---------    -----------    -----------

------------------------------------------------------------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In October 1997, a patent opposition was filed in Europe by another company against the claims of a patent granted to us in Europe covering broad, generic claims for INTEGRILIN, as well as numerous related compounds that are not part of our core technology. The opposition asserted that all claims of the patent are unpatentable. In July 2000, the Opposition Division of the European Patent Office confirmed the validity of our patent claims without requiring us to limit or otherwise amend our claims. In November 2000, the opposition filed an appeal of this decision.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

       Number     Exhibit
--------------------------------------------------------------------------------

    +   10.1      Co-Promotion Agreement dated January 1, 2001 by and between
                  Genentech, Schering Sales Management, Inc. and the Registrant.
    *   10.2      Registrant's 1991 Equity Incentive Plan, as amended to date.
    *   10.3      Registrant's 1991 Employee Stock Purchase Plan, as amended to date.
    *   10.4      Registrant's 1994 Non-Employee Directors' Stock Option Plan,
                  as amended to date.
    *   10.5      Registrant's 1998 Non-Officer Equity Incentive Plan, as
                  amended to date.

--------------------------------------------------------------------------------

    +        Confidential treatment requested.
    *        Indicates management contracts or compensatory plans or
             arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 2001.

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

Date:  May 9, 2001

COR THERAPEUTICS, INC.


Signature                                          Title
--------------------------------------------------------------------------------------------
/s/ VAUGHN M. KAILIAN          President, Chief Executive Officer and Director
-----------------------------
Vaughn M. Kailian              (Principal Executive Officer)

/s/ PETER S. RODDY             Senior Vice President, Finance and Chief Financial Officer
-----------------------------
Peter S. Roddy                 (Principal Financial Officer)

/s/ JOHN M. SCHEMBRI           Director, Finance and Controller
-----------------------------
John M. Schembri               (Principal Accounting Officer)

--------------------------------------------------------------------------------------------

                                 EXHIBITS LIST

 Number                                          Exhibit
--------         ------------------------------------------------------------------------------------
+ 10.1           Co-Promotion Agreement dated January 1, 2001 by and between Genentech, Schering
                 Sales Management, Inc. and the Registrant.
* 10.2           Registrant's 1991 Equity Incentive Plan, as amended to date.
* 10.3           Registrant's 1991 Employee Stock Purchase Plan, as amended to date.
* 10.4           Registrant's 1994 Non-Employee Directors' Stock Option Plan, as amended to date.
* 10.5           Registrant's 1998 Non-Officer Equity Incentive Plan, as amended to date.
----------
+   Confidential treatment requested.
*   Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.