Form 10-Q
period 2001-06-30
COR THERAPEUTICS INC / DE
filed 2001-08-03
CIK 874865

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001
                                                -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to _________.

                        Commission File Number: 0-19290


                           [LOGO APPEARS HERE (TM)]

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


     As of June 30, 2001, the number of outstanding shares of the Registrant's Common Stock was 55,548,417

================================================================================

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                  Page
Section        Contents                                                                                            No.
-------        --------                                                                                           -----
PART I         FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements and Notes

               Condensed Balance Sheets - June 30, 2001 and December 31, 2000                                       3
               Condensed Statements of Operations - for the three and six months ended June 30, 2001 and 2000       4
               Condensed Statements of Cash Flows - for the six months ended June 30, 2001 and 2000                 5
               Notes to Condensed Financial Statements                                                              6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations               10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                          19

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                   20

Item 2.        Changes in Securities and Use of Proceeds                                                           20

Item 4.        Submission of Matters to a Vote of Security Holders                                                 21

Item 6.        Exhibits and Reports on Form 8-K                                                                    22

SIGNATURES                                                                                                         22

INTEGRILIN(R) (eptifibatide) Injection, COR THERAPEUTICS(R), and COR(R) are registered trademarks of COR Therapeutics, Inc.
--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements and Notes


                           CONDENSED BALANCE SHEETS
                           (unaudited, in thousands)

                                                        June 30,   December 31,
                                                          2001        2000
                                                        --------   ------------

                                    ASSETS

Current assets:
  Cash and cash equivalents                            $ 214,484    $  41,142
  Short-term investments                                 362,515      298,736
  Contract receivables                                    21,510       12,134
  Prepaid copromotion expenses                            70,621       58,649
  Other current assets                                     1,681        1,189
                                                       ---------    ---------
    Total current assets                                 670,811      411,850
Property and equipment, net                                4,091        3,724
Other assets                                              16,988        9,572
                                                       ---------    ---------
                                                       $ 691,890    $ 425,146
                                                       =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   6,904    $  12,052
  Accrued interest payable                                 5,625        5,000
  Accrued compensation                                     4,600        8,086
  Accrued development costs                                1,441        1,447
  Accrued copromotion costs                                1,503        2,830
  Deferred revenue                                        65,948       44,165
  Other accrued liabilities                                  515          511
  Capital lease obligations--current portion               1,010        1,265
                                                       ----------   ---------
    Total current liabilities                             87,546       75,356
Capital lease obligations--noncurrent portion                993        1,659
Convertible senior notes                                 250,000           --
Convertible subordinated notes                           300,000      300,000
Stockholders' equity                                     284,784      280,016
Accumulated deficit                                     (231,433)    (231,885)
                                                       ----------   ---------
    Total stockholders' equity                            53,351       48,131
                                                       ---------    ---------
                                                       $ 691,890    $ 425,146
                                                       ==========   =========

                            See accompanying notes.
--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


                      CONDENSED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                ------------------------------------------------------
                                                                  2001           2000           2001           2000
                                                                ------------------------------------------------------
Contract revenues:
  Copromotion revenue                                            $34,581        $22,981        $55,213        $ 39,885
  Development and other contract revenue                           3,482          2,101          5,630           3,093
                                                                 -------        -------        -------        --------
    Total contract revenues                                       38,063         25,082         60,843          42,978
                                                                 -------        -------        -------        --------

Expenses:
  Cost of copromotion revenue                                     14,463        12,321         25,212          23,268
  Research and development                                        12,916        12,330         23,661          22,744
  Marketing, general and administrative                            7,775         8,228         15,069          15,408
                                                                 -------        -------        -------        --------
    Total expenses                                                35,154        32,879         63,942          61,420
                                                                 -------        -------        -------        --------

Income (loss) from operations                                      2,909         (7,797)        (3,099)        (18,442)

Interest income                                                    5,222          5,527         12,571           7,919
Interest expense                                                  (4,815)        (4,227)        (9,011)         (5,915)
                                                                 -------        -------        -------        --------

Income (loss) before income taxes                                  3,316         (6,497)           461         (16,438)

Provision for income taxes                                             9             --              9              --
                                                                 -------        -------        -------        --------

Net income (loss)                                                $ 3,307        $(6,497)       $   452        $(16,438)
                                                                 =======        =======        =======        ========

Basic net income (loss) per share                                $  0.06         $(0.12)       $  0.01          $(0.31)
                                                                 =======        =======        =======        ========

Shares used in computing basic net income (loss) per share        55,463         53,230         55,248          52,502
                                                                ========        =======        =======        ========

Diluted net income (loss) per share                              $  0.06         $(0.12)       $  0.01          $(0.31)
                                                                 =======        =======        =======        ========

Shares used in computing diluted net income (loss) per share      59,300         53,230         59,230          52,502
                                                                 =======        =======        =======        ========

                            See accompanying notes.
--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------



                      CONDENSED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                           (unaudited, in thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                          --------------------------
                                                                            2001           2000
                                                                          --------------------------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                                        $     452      $ (16,438)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization                                              1,877          1,759
    Changes in assets and liabilities:
      Contract receivables                                                    (9,376)        (2,734)
      Prepaid copromotion expenses                                           (11,972)        (3,464)
      Other current assets                                                      (492)           109
      Accounts payable                                                        (5,148)           (54)
      Accrued interest payable                                                   625          5,215
      Accrued compensation                                                    (3,486)         1,724
      Accrued development costs                                                   (6)         1,226
      Accrued copromotion costs                                               (1,327)          (533)
      Deferred revenue                                                        21,783          4,674
      Other accrued liabilities                                                    4             (2)
                                                                           ---------      ---------
        Total adjustments                                                     (7,518)         7,920
                                                                           ---------      ---------
    Net cash used in operating activities                                     (7,066)        (8,518)
                                                                           ---------      ---------
Cash flows provided by (used in) investing activities:
  Purchases of short-term investments                                       (331,050)      (297,876)
  Sales of short-term investments                                            178,840         39,464
  Maturities of short-term investments                                        87,724         14,047
  Additions to property and equipment                                         (1,471)          (552)
                                                                           ---------      ---------
    Net cash used in investing activities                                    (65,957)      (244,917)
                                                                           ---------      ---------
Cash flows provided by (used in)  financing activities:
  Repayment of capital lease obligations                                        (921)          (877)
  Proceeds from convertible senior notes, net of issuance costs              241,811             --
  Proceeds from convertible subordinated notes, net of issuance costs             --        289,249
  Issuance of common stock                                                     5,475         17,917
                                                                           ---------      ---------
    Net cash provided by financing activities                                246,365        306,289
                                                                           ---------      ---------
Net increase in cash and cash equivalents                                    173,342         52,854
Cash and cash equivalents at the beginning of the period                      41,142         12,780
                                                                           ---------      ---------
Cash and cash equivalents at the end of the period                         $ 214,484      $  65,634
                                                                           =========      =========

                            See accompanying notes.
--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


NOTES TO CONDENSED FINANCIAL STATEMENTS



1.   Summary of significant accounting policies

COR Therapeutics, Inc. ("COR") was incorporated in Delaware on February 4, 1988. COR is dedicated to the discovery, development and marketing of novel therapeutic products to establish new standards of care for treating and preventing acute and chronic cardiovascular diseases. We market INTEGRILIN(R) (eptifibatide) Injection, our approved drug, to treat patients with acute cardiovascular disease. We are also developing a portfolio of product candidates to treat and prevent a broad range of acute and chronic cardiovascular diseases and other conditions.

Interim financial information

We prepared the accompanying unaudited condensed financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In our opinion, these condensed financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary to fairly state our financial position, our results of operations and our cash flows. We derived the condensed balance sheet at December 31, 2000 from the audited financial statements at that date. The condensed balance sheet at June 30, 2001 does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Contract revenues

Contract revenues include copromotion revenue and development and other contract revenue.

Copromotion revenue includes our share of profits from the sale of INTEGRILIN in copromotion territories by Schering-Plough Ltd. and Schering Corporation (collectively, "Schering"), as well as the reimbursement from Schering of our costs of copromotion revenue. We generally recognize copromotion revenue when Schering ships related product to wholesalers and record it net of allowances, if any, which we believe are necessary. Our costs of copromotion revenue consist of certain manufacturing-related, advertising and promotional expenses related to the sale of INTEGRILIN within copromotion territories. We defer certain manufacturing-related expenses until the time Schering ships related product to its customers inside and outside copromotion territories. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned.

We record development revenue as earned based on the performance requirements of the contract, and expense related costs as they are incurred. Other contract revenue includes recognition of reimbursement to us by Schering of certain manufacturing-related expenses for materials used outside the copromotion territory, and royalties from Schering on sales of INTEGRILIN outside the copromotion territory. We recognize these revenues when Schering ships the related product to its customers.
--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Prepaid copromotion expenses

Prepaid copromotion expenses represent materials on hand, valued at cost, and prepayments to third-party suppliers associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):


                                       June 30,       December 31,
                                         2001            2000
                                       --------       ------------
     Deposits and prepayments          $   883          $ 4,690
     Bulk materials                     46,535           30,918
     Finished goods                     23,203           23,041
                                       -------          -------
                                       $70,621          $58,649
                                       =======          =======

Other assets

Other assets represent issuance costs associated with our sale of $250,000,000 aggregate principal amount of 4.5% convertible senior notes in June 2001 and our sale of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. The issuance costs are being amortized over the five-year life of the convertible senior notes and the seven-year life of the convertible subordinated notes. Other assets consist of the following (in thousands):

                                                                June 30,       December 31,
                                                                  2001            2000
                                                                --------       ------------
     4.5% convertible senior notes due June 15, 2006             $ 8,189        $  --
     5.0% convertible subordinated notes due March 1, 2007        10,869         10,869
     Less accumulated amortization                                (2,070)        (1,297)
                                                                 -------        -------
                                                                 $16,988        $ 9,572
                                                                 =======        =======

Information concerning market and source of supply concentration

COR and Schering copromote INTEGRILIN in the United States and share any profits or losses. Together with Schering and Genentech, Inc., we also copromote INTEGRILIN with Genentech's fibrinolytic, or clot-dissolving drugs, TNKase(TM) and Activase(R) across the United States. INTEGRILIN has received regulatory approval in the European Union and a number of other countries for various indications. We have exclusively licensed Schering to market INTEGRILIN outside the United States, and Schering pays us royalties based on sales of INTEGRILIN outside the United States. We have long-term supply arrangements with two suppliers for the bulk product and with another two suppliers, one of which is Schering, for the filling and final packaging of INTEGRILIN.

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred and classified as cost of copromotion revenue. Advertising and promotion costs totaled $4,091,000 and $8,171,000 for the three and six months ended June 30, 2001 compared to $3,605,000 and $6,892,000 for the corresponding periods in 2000.

Reclassification

We have reclassified certain prior year balances to conform to the current year presentation.
--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized holding gains and losses on our available-for-sale securities, which are reported in stockholders' equity, are included in other comprehensive income
(loss). Comprehensive income (loss) totaled $2,681,000 and ($255,000) for the three and six months ended June 30, 2001 compared to ($6,462,000) and ($16,532,000) for the corresponding periods in 2000.

Segment information

Our business activities include the discovery, development and commercialization of novel cardiovascular and other pharmaceutical products and are organized into one operating segment. All of our operating assets are located in the United States. All of our revenues are derived from within the United States, except for royalty and other contract revenue earned on sales of INTEGRILIN by Schering outside of the United States.

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

2.   Financial instruments.

We used the following methods and assumptions in estimating the fair value disclosures for financial instruments:

Cash and cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value.

Short-term investments. Short-term investments consist of marketable government and other debt securities and are classified as available-for-sale. These investments are carried at fair value and any unrealized gains and losses are reported in stockholders' equity. The fair values are based upon quoted market prices.

At June 30, 2001, the amortized cost and estimated fair value of short-term investments, classified by contractual maturity, are (in thousands):


                                                           Amortized      Estimated
                                                             Cost         Fair Value
                                                           ---------      ----------
     Due in one year or less                                $152,098       $152,718
     Due after one year and in less than three years         209,257        209,797
                                                            --------       --------
                                                            $361,355       $362,515
                                                            ========       ========

During the three and six months ended June 30, 2001, we sold short-term investments with a fair value of $58,859,000 and $178,840,000 resulting in gross realized gains of $368,000 and $2,458,000. We had no realized losses as a result of the sale of these short-term investments.
--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Long and short-term debt. The estimated fair values of our convertible senior notes and convertible subordinated notes at June 30, 2001 are approximately $248,000,000 and $320,000,000, respectively, based upon quoted market prices. The carrying amounts of our capital lease obligations at June 30, 2001 approximate their fair values. These fair values are estimated using a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

Earnings per share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" we have computed basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share also includes the effect of any potentially dilutive securities, consisting of stock options, for the three and six months ended June 30, 2001. Had we been in a net income position for the three and six months ended June 30, 2000, diluted earnings per share (EPS) would have included the shares used in the computation of basic net income per share as well as the impact of 5,838,000 and 6,176,000 net shares issued upon the assumed exercise of outstanding stock options. We have excluded the impact of our convertible senior and convertible subordinated notes from the computation of diluted shares outstanding because the impact of an assumed conversion of these convertible notes is anti-dilutive for all periods presented. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2001 and 2000 (in thousands).


                                                        Three Months           Six Months
                                                       Ended June 30,        Ended June 30,
                                                     -----------------    -------------------
                                                       2001     2000       2001        2000
                                                     -------   -------    -------    --------
Numerator for basic and diluted EPS:
 Net income (loss)                                   $ 3,307   $(6,497)   $   452    $(16,438)
                                                     =======   =======    =======    ========

Denominator:
 Denominator for basic EPS -
    weighted-average shares                           55,463    53,230     55,248      52,502

 Effect of dilutive securities -
    stock options                                      3,837        --      3,982          --
                                                     -------   -------    -------    --------

 Denominator for diluted EPS - adjusted
    weighted-average shares                           59,300    53,230     59,230      52,502
                                                     =======   =======    =======    ========

3.   Contingencies.

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

4.   Subsequent Event.

On July 1, 2001 we executed a new facility lease for laboratory and office space in South San Francisco, California. This lease expires in June 2011.

On July 11, 2001 we sold an additional $50,000,000 principal amount of 4.5% convertible senior notes to cover over-allotments in connection with our June 2001 issuance of $250,000,000 principal amount of 4.5% convertible senior notes.
--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the anticipated results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include the commercial success of INTEGRILIN and other factors discussed below and under the caption "Risk Factors." Forward-looking statements are based on our current expectations, and we do not intend to update such information to reflect future events or developments.

Overview

COR is dedicated to the discovery, development and marketing of novel therapeutic products to establish new standards of care for treating and preventing acute and chronic cardiovascular diseases. We market INTEGRILIN, our approved drug, to treat patients with acute cardiovascular disease. We are also developing a portfolio of product candidates to treat and prevent a broad range of acute and chronic cardiovascular diseases and other conditions.

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

We have funded our operations primarily through public and private debt and equity financings and proceeds from research and development and commercialization collaboration agreements. We have incurred a cumulative net loss of $231,433,000 through June 30, 2001.

Results of Operations

Three and six months ended June 30, 2001 and 2000

Total contract revenues, which include copromotion and development and other contract revenue, were $38,063,000 and $60,843,000 for the three and six months ended June 30, 2001 compared to $25,082,000 and $42,978,000 for the corresponding periods in 2000.

Copromotion revenue related to the sales of INTEGRILIN by Schering was $34,581,000 and $55,213,000 for the three and six months ended June 30, 2001 compared to $22,981,000 and $39,885,000 for the corresponding periods in 2000. Schering reported to us total worldwide sales of INTEGRILIN of $66,915,000 and $104,966,000 for the three and six months ended June 30, 2001 compared to $41,872,000 and $69,488,000 for the corresponding periods in 2000. Sales of INTEGRILIN in the United States were $61,328,000 and $94,894,000 for the three and six months ended June 30, 2001. The sales increase in the three and six months ended June 2001 compared to 2000 is
--------------------------------------------------------------------------------

                            COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

attributable to overall market growth as well as increased market share for INTEGRILIN. Copromotion revenue fluctuates in relation to the domestic sales of INTEGRILIN and to our and Schering's respective costs of copromotion revenue, and we expect these fluctuations to continue. Product sales reported by Schering for any period are not necessarily indicative of product sales for any future period. Wholesaler management decisions to increase or decrease their inventory of INTEGRILIN may result in sales of INTEGRILIN to wholesalers that do not track directly with sales from wholesalers of INTEGRILIN to hospitals.

Development and other contract revenue was $3,482,000 and $5,630,000 for the three and six months ended June 30, 2001 compared to $2,101,000 and $3,093,000 for the corresponding periods in 2000. These fluctuations are due to increased royalty and other contract revenue resulting from increased international sales of INTEGRILIN and to fluctuations in clinical trial and development activities. We expect royalty and other contract revenue and clinical trial and development activities to fluctuate in the future.

Cost of copromotion revenue was $14,463,000 and $25,212,000 for the three and six months ended June 30, 2001 compared to $12,321,000 and $23,268,000 for the corresponding periods in 2000. Cost of copromotion revenue includes certain manufacturing-related, advertising and promotional expenses related to the sale of INTEGRILIN within copromotion territories. Cost of copromotion revenue fluctuates in relation to the domestic sales of INTEGRILIN and as we incur more or less of the joint manufacturing, advertising or promotional activities that we undertake in our collaboration with Schering.

Research and development expenses were $12,916,000 and $23,661,000 for the three and six months ended June 30, 2001 compared to $12,330,000 and $22,744,000 for the corresponding periods in 2000, consistent with our ongoing clinical trial activities and expenses pertaining to other research, development and clinical activities associated with product candidates. Research and development expenses are expected to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and product candidates in development.

Marketing, general and administrative expenses were $7,775,000 and $15,069,000 for the three and six months ended June 30, 2001 compared to $8,228,000 and $15,408,000 for the corresponding periods in 2000, consistent with our ongoing marketing and general corporate activities. We expect marketing, general and administrative costs to increase over the next several years.

Interest income was $5,222,000 and $12,571,000 for the three and six months ended June 30, 2001 compared to $5,527,000 and $7,919,000 for the corresponding periods in 2000. The decrease in the second quarter of 2001 compared to the second quarter of 2000 was primarily due to a decline in interest rates. The increase for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was primarily due to changes in average cash and investment balances, including the proceeds from the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000 and realized gains from the sale of short-term investments during the three months ended March 31, 2001.

Interest expense was $4,815,000 and $9,011,000 for the three and six months ended June 30, 2001 compared to $4,227,000 and $5,915,000 for the corresponding periods in 2000. The increase in the second quarter of 2001 compared to the second quarter of 2000 was primarily due to changes in average outstanding debt obligations, including the issuance of $250,000,000 aggregate principal amount of 4.5% convertible senior notes in June 2001. The increase for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was primarily due to changes in average outstanding debt obligations, including the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000.

Net income was $452,000 for the six months ended June 30, 2001. The provision for income taxes of $9,000 reflects federal alternative minimum taxes.
--------------------------------------------------------------------------------

Liquidity and Capital Resources


We had available cash, cash equivalents and short-term investments of $576,999,000 at June 30, 2001. Cash in excess of immediate requirements is invested with the primary objective of preserving principal while at the same time maximizing yields without significantly increasing risk. We have funded our operations primarily through public and private debt and equity financings and revenues from commercialization and research and development collaboration agreements. Additional funding has come from grant revenues, interest income and property and equipment financings.


Net cash used in operating activities and additions to capital equipment was $8,537,000 for the six months ended June 30, 2001, compared to $9,070,000 for the six months ended June 30, 2000. The decrease in 2001 compared to 2000 was primarily due to the timing of activities related to our agreement with Schering and the effect of reduced losses from operations. Cash requirements for operating activities and additions to capital equipment may increase in future periods. The timing of these cash requirements may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development and depending on our debt service obligations.


Cash provided by financing activities was $246,365,000 for the six months ended June 30, 2001 compared to $306,289,000 for the six months ended June 30, 2000, primarily due to the issuance of $250,000,000 aggregate principal amount of 4.5% convertible senior notes in June 2001 and the issuance of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. Additional cash provided by financing activities stems from the issuance of common stock pursuant to our stock option and stock purchase plans.


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


Outside the United States, our ability to market a product depends on our receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above. Schering has applied for an expanded marketing authorization for INTEGRILIN in the European Union. A payment from Schering to us is due upon approval of the expanded marketing authorization.
The timing of any approval, and any related payment, is uncertain. If Schering is unable to obtain approval for the expanded marketing authorization, continued commercialization of INTEGRILIN in the European Union will be impaired and we will not receive the related payment from Schering or be able to record the anticipated revenue. Our public guidance regarding our results of operations for the year ending December 31, 2001 includes this anticipated revenue.


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

If our manufacturers fail to deliver sufficient quantities of INTEGRILIN or product candidates on schedule, we may be unable to meet demand for INTEGRILIN and may experience delays in product development.


We have no manufacturing facilities and, accordingly, rely on third parties and Schering for clinical and commercial production of INTEGRILIN and for clinical production of product candidates. We have only two manufacturers producing bulk product, and two manufacturers, one of which is Schering, performing packaging of INTEGRILIN. We have additional manufacturers producing product candidates for clinical trials. We rely on our contract manufacturers to deliver INTEGRILIN and product candidates that have been manufactured in accordance with Current Good Manufacturing Practices and other applicable regulations.


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


Historically, our expenses have exceeded our revenues. As of June 30, 2001, we had an accumulated deficit of $231,433,000. The extent of future losses and timing of future profitability are uncertain, even taking into account our share of revenues from sales of INTEGRILIN. We continue to incur significant expenses for research and development and to develop, train, maintain and manage our sales force, and these expenses have exceeded our share of INTEGRILIN product revenues. We may never achieve ongoing profitability.


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


At July 31, 2001, we had $601,924,000 of outstanding debt, including primarily our convertible senior and subordinated notes. During each of the last five years, our earnings were insufficient to cover our fixed charges. During each of the next three years, our debt service obligations on our convertible senior and subordinated notes will be approximately $28,500,000 in interest payments. If we are unable to generate sufficient cash to meet these obligations and have to use existing cash or investments, we may have to delay or curtail research and development programs.

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

 . the results of pre-clinical and clinical trials and other companies' clinical trials of products and product candidates in the same class as our products and product candidates;

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


Because our convertible senior notes and convertible subordinated notes are convertible into shares of our common stock, their value may be affected by these factors as well.

If a change in control were to occur, we may not have sufficient funds to pay the redemption price for all the notes tendered.


If there is a change in control of our company, the holders of our convertible senior and convertible subordinated notes may require us to redeem some or all of the notes. Although the indentures governing our convertible senior and convertible subordinated notes allow us in certain circumstances to pay the redemption price in shares of our common stock, if a change in control were to occur, we may not have sufficient funds to pay the redemption price for all the notes tendered. There is no sinking fund for our convertible senior or convertible subordinated notes.


Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire us, even though an acquisition may be beneficial to our stockholders.


Provisions of our certificate of incorporation and by-laws could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:


 . authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; and

 .  limit who may call a special meeting of stockholders; and

 . require a vote of 2/3 of our voting stock to approve any business combination with a holder of 15% or more of our voting stock, or any person affiliated with a person who is or was a holder of 15% or more of our voting stock, unless procedural and minimum price requirements are met.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and long-term obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. Our portfolio includes money market funds, commercial paper, medium-term notes, corporate notes and government securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than three years. At June 30, 2001, approximately 64% of our cash and investment portfolio was composed of investments maturing in one year or less. The remainder of our investment portfolio matures in less than three years.


Our long-term obligations include $250,000,000 of 4.5% convertible senior notes due June 15, 2006 and $300,000,000 of 5.0% convertible subordinated notes due March 1, 2007. Interest on the convertible senior notes is fixed and payable semi-annually on June 15 and December 15 of each year and interest on the convertible subordinated notes is fixed and payable semi-annually on March 1 and September 1 of each year. The notes are convertible into shares of our common stock at different rates at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.


The following table presents, as of June 30, 2001, the amounts of our cash, cash equivalents and short-term investments that may be subject to interest rate risk and the average interest rates by year of maturity ($ in thousands):


                                   2001               2002            2003            2004           Total          Fair Value
                             ----------------   ---------------  --------------   -------------   --------------  ----------------
Cash, cash equivalents and
 short-term investments:
 Fixed rate amount                   $279,727           $87,114        $119,755         $36,750         $523,346          $523,346
 Average fixed rate                      4.48%             6.27%           5.99%           5.37%            5.19%             5.19%
 Variable rate amount                $ 47,086           $     -        $  3,044         $ 3,523         $ 53,653          $ 53,653
 Average variable rate                   4.19%                -            5.52%           4.41%            4.28%             4.28%
                             ----------------   ---------------  --------------   -------------   --------------  ----------------

Total cash, cash equivalents
 and short-term investments:
 Fixed and variable
   rate amount                       $326,813           $87,114        $122,799         $40,273         $576,999          $576,999
Average rate                             4.44%             6.27%           5.98%           5.28%            5.10%             5.10%
                             ----------------   ---------------  --------------   -------------   --------------  ----------------

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


Item 2.    Changes in Securities and Use of Proceeds


On June 11, 2001, we completed a private placement of $250,000,000 aggregate principal amount of 4.5% convertible senior notes due June 15, 2006 (the "notes"). The initial purchasers of the notes were Goldman, Sachs & Co., Robertson Stephens, Inc., Credit Suisse First Boston Corporation, CIBC World Markets Corp., and Needham & Company, Inc. (the "initial purchasers"). On July 11, 2001, we sold an additional $50,000,000 aggregate principal amount of the notes to the initial purchasers to cover overallotments. The offering price of the notes was 100% of the principal amount of the notes, less an aggregate underwriting discount of $9,750,000. The sale of the notes to the initial purchasers was exempt from registration in reliance on Section 4(2) and Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering.


The notes were re-offered by the initial purchasers to qualified institutional buyers in reliance on Rule 144A under the Securities Act.


The holders of the notes may convert the notes into shares of our common stock at a conversion rate of 24.9389 shares per each $1,000 principal amount of notes, which is equivalent to a conversion price of $40.10 per share. The conversion rate is subject to adjustment in certain circumstances. We have reserved 7,481,670 shares of our authorized common stock for issuance upon conversion of the notes. The notes are convertible at any time before the close of business on the maturity date, June 15, 2006, unless we have previously redeemed or repurchased the notes. Holders of the notes called for redemption or repurchase will be entitled to convert them up to and including, but not after, the business day immediately preceding the date fixed for redemption or repurchase, as the case may be.

Item 4.    Submission of Matters to a Vote of Security Holders.


We held our annual meeting of stockholders on June 12, 2001.


The stockholders elected the board of director nominees for director by the votes indicated:


Nominee                    Votes in Favor      Votes Withheld
                          -----------------  ------------------
Vaughn M. Kailian                40,933,484           5,881,747
Shaun R. Coughlin                46,698,697             116,534
James T. Doluisio                46,697,032             118,199
Ginger L. Graham                 46,693,099             122,132
Charles J. Homcy                 40,924,579           5,890,652
Jerry T. Jackson                 46,696,297             118,934
Ernest Mario                     46,696,797             118,434
Michael G. McCaffery             46,677,707             137,524


The proposal to amend our 1991 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 1,000,000 shares and to extend the termination date of the plan until February 13, 2011 was approved with 30,753,851 affirmative votes, 1,032,713 negative votes, 123,459 abstentions and 23,330,279 broker non-votes.


The proposal to amend our 1994 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 300,000 shares and to eliminate the fixed termination date was approved with 30,261,887 affirmative votes, 1,592,105 negative votes, 56,031 abstentions and 23,330,279 broker non-votes.


The proposal to amend our 1991 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 450,000 shares was approved with 30,902,861 affirmative votes, 936,923 negative votes, 70,239 abstentions and 23,330,279 broker non-votes.


The proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001 was approved with 46,711,428 affirmative votes, 74,100 negative votes, 29,703 abstentions and 8,425,071 broker non-votes.

Item 6.      Exhibits and Reports on Form 8-K


Exhibits


        Number            Exhibit
------------------------- --------------------------------------------------------------------

         4.1              Indenture, between the Registrant, as Issuer, and Firstar Bank,
                          N.A., as Trustee, dated June 11, 2001.
        10.1              Purchase Agreement among the Registrant and Goldman, Sachs & Co.,
                          Robertson Stephens, Inc., Credit Suisse First Boston Corporation,
                          CIBC World Markets Corp., and Needham & Company, Inc., dated June
                          6, 2001.
        10.2              Registration Rights Agreement among the Registrant and Goldman,
                          Sachs & Co., Robertson Stephens, Inc., Credit Suisse First Boston
                          Corporation, CIBC World Markets Corp., and Needham & Company, Inc.,
                          dated June 11, 2001.

--------------------------------------------------------------------------------


Reports on Form 8-K

On June 4, 2001, the Company filed a report on Form 8-K related to the proposed sale of convertible senior notes.


On June 7, 2001, the Company filed a report on Form 8-K related to an agreement for the sale of $250,000,000 of 4.5% convertible senior notes.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 3, 2001

COR THERAPEUTICS, INC.


Signature                                                                             Title
---------------------------------------------     --------------------------------------------------------------------

/s/ VAUGHN M. KAILIAN
---------------------------------------------     President, Chief Executive Officer and Director
Vaughn M. Kailian                                 (Principal Executive Officer)

/s/ PETER S. RODDY
---------------------------------------------     Senior Vice President, Finance and Chief Financial Officer
Peter S. Roddy                                    (Principal Financial Officer)

/s/ JOHN M. SCHEMBRI
---------------------------------------------     Director, Finance and Controller
John M. Schembri                                  (Principal Accounting Officer)