Form 10-Q
period 2001-09-30
COR THERAPEUTICS INC / DE
filed 2001-10-31
CIK 874865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001
                                                ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to _________.

                         Commission File Number: 0-19290

                                     [LOGO]
                             COR THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No  ___

     As of September 30, 2001, the number of outstanding shares of the Registrant's Common Stock was 55,647,346.

================================================================================

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                                      INDEX

                                                                                                            Page
                                                                                                            ----
Section     Contents                                                                                        No.
-------     --------                                                                                        ---
PART I      FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements and Notes

            Condensed Balance Sheets - September 30, 2001 and December 31, 2000                                3
            Condensed Statements of Operations - for the three and nine months ended
            September 30, 2001 and 2000                                                                        4
            Condensed Statements of Cash Flows - for the nine months ended September 30, 2001 and 2000         5
            Notes to Condensed Financial Statements                                                            6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations             10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                        19

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                 20

Item 6.     Exhibits and Reports on Form 8-K                                                                  20

SIGNATURES                                                                                                    20

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

--------------------------------------------------------------------------------
                                  Page 2 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements and Notes

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                        September 30,   December 31,
                                                                            2001            2000
                                                                        ------------    ------------
                                                                        (Unaudited)
                                       ASSETS

Current assets:
   Cash and cash equivalents                                            $    242,835    $     41,142
   Short-term investments                                                    390,440         298,736
   Contract receivables                                                       15,395          12,134
   Prepaid copromotion expenses                                               84,321          58,649
   Other current assets                                                        1,738           1,189
                                                                        ------------    ------------
      Total current assets                                                   734,729         411,850
Property and equipment, net                                                    6,077           3,724
Other assets                                                                  17,900           9,572
                                                                        ------------    ------------
                                                                        $    758,706    $    425,146
                                                                        ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $      9,710    $     12,052
   Accrued interest payable                                                    5,375           5,000
   Accrued compensation                                                        4,878           8,086
   Accrued development costs                                                   1,986           1,447
   Accrued copromotion costs                                                   2,132           2,830
   Other accrued liabilities                                                   1,488           1,776
   Deferred revenue                                                           72,404          44,165
                                                                        ------------    ------------
      Total current liabilities                                               97,973          75,356
Convertible senior notes                                                     300,000              --
Convertible subordinated notes                                               300,000         300,000
Other long-term liabilities                                                    1,431           1,659
Stockholders' equity                                                         289,964         280,016
Accumulated deficit                                                         (230,662)       (231,885)
                                                                        ------------    ------------
      Total stockholders' equity                                              59,302          48,131
                                                                        ------------    ------------
                                                                        $    758,706    $    425,146
                                                                        ============    ============

                             See accompanying notes.

--------------------------------------------------------------------------------
                                  Page 3 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)

                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
                                                               --------------------    --------------------
                                                                 2001        2000        2001        2000
                                                               --------    --------    --------    --------
Contract revenues:
   Copromotion revenue                                         $ 30,319    $ 27,840    $ 85,532    $ 67,725
   Other contract revenue                                         2,704       2,073       8,334       5,166
                                                               --------    --------    --------    --------
        Total contract revenues                                  33,023      29,913      93,866      72,891
                                                               --------    --------    --------    --------

Expenses:
   Cost of copromotion revenue                                   13,626      14,034      38,838      37,302
   Research and development                                      11,452      10,246      35,113      32,990
   Marketing, general and administrative                          7,557       8,082      22,626      23,490
                                                               --------    --------    --------    --------
        Total expenses                                           32,635      32,362      96,577      93,782
                                                               --------    --------    --------    --------

Income (loss) from operations                                       388      (2,449)     (2,711)    (20,891)

Interest income                                                   8,583       5,597      21,154      13,516
Interest expense                                                 (8,184)     (4,369)    (17,195)    (10,284)
                                                               --------    --------    --------    --------

Income (loss) before income taxes                                   787      (1,221)      1,248     (17,659)

Provision for income taxes                                           16          --          25          --
                                                               --------    --------    --------    --------

Net income (loss)                                              $    771    $ (1,221)   $  1,223    $(17,659)
                                                               ========    ========    ========    ========

Basic net income (loss) per share                              $   0.01    $  (0.02)   $   0.02    $  (0.33)
                                                               ========    ========    ========    ========

Shares used in computing basic net income (loss) per share       55,609      54,067      55,370      52,969
                                                               ========    ========    ========    ========

Diluted net income (loss) per share                            $   0.01    $  (0.02)   $   0.02    $  (0.33)
                                                               ========    ========    ========    ========

Shares used in computing diluted net income (loss) per share     59,094      54,067      59,203      52,969
                                                               ========    ========    ========    ========

                             See accompanying notes.

--------------------------------------------------------------------------------
                                  Page 4 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------


                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                            (unaudited, in thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                ------------------------------
                                                                                                      2001            2000
                                                                                                ---------------  -------------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                                            $         1,223  $     (17,659)
   Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Depreciation and amortization                                                                        3,297          2,760
     Accrued rent                                                                                           684             --
     Changes in assets and liabilities:
        Contract receivables                                                                             (3,261)        (2,067)
        Prepaid copromotion expenses                                                                    (25,672)       (13,194)
        Other current assets                                                                               (549)          (165)
        Accounts payable                                                                                 (2,342)        (1,630)
        Accrued interest payable                                                                            375          1,250
        Accrued compensation                                                                             (3,208)         2,959
        Accrued development costs                                                                           539            464
        Accrued copromotion costs                                                                          (698)            92
        Other accrued liabilities                                                                            18             (4)
        Deferred revenue                                                                                 28,239         10,439
                                                                                                ---------------  -------------
          Total adjustments                                                                              (2,578)           904
                                                                                                ---------------  -------------
     Net cash used in operating activities                                                               (1,355)       (16,755)
                                                                                                ---------------  -------------
Cash flows provided by (used in) investing activities:
   Purchases of short-term investments                                                                 (506,180)      (366,337)
   Sales of short-term investments                                                                      271,036         68,443
   Maturities of short-term investments                                                                 146,678         66,996
   Additions to property and equipment                                                                   (3,989)          (859)
                                                                                                ---------------  -------------
     Net cash used in investing activities                                                              (92,455)      (231,757)
                                                                                                ---------------  -------------
Cash flows provided by (used in) financing activities:

   Proceeds from convertible senior notes, net of issuance costs                                        290,011             --
   Proceeds from convertible subordinated notes, net of issuance costs                                       --        289,228
   Issuance of common stock                                                                               6,710         23,287
   Repayment of capital lease obligations                                                                (1,218)        (1,245)
                                                                                                ---------------  -------------
     Net cash provided by financing activities                                                          295,503        311,270
                                                                                                ---------------  -------------
Net increase in cash and cash equivalents                                                               201,693         62,758
Cash and cash equivalents at the beginning of the period                                                 41,142         12,780
                                                                                                ---------------  -------------
Cash and cash equivalents at the end of the period                                              $       242,835  $      75,538
                                                                                                ===============  =============

                             See accompanying notes.


--------------------------------------------------------------------------------
                                  Page 5 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Summary of significant accounting policies

COR Therapeutics, Inc. ("COR") was incorporated in Delaware on February 4, 1988. COR is dedicated to the discovery, development and marketing of novel therapeutic products to establish new standards of care for treating and preventing acute and chronic cardiovascular diseases. We market INTEGRILIN(R) (eptifibatide) Injection, our approved drug, to treat patients with certain acute cardiovascular diseases. We are also developing a portfolio of product candidates to treat and prevent a broad range of acute and chronic cardiovascular diseases and other conditions.

Interim financial information

We prepared the accompanying unaudited condensed financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In our opinion, these condensed financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary to fairly state our financial position, our results of operations and our cash flows. We derived the condensed balance sheet at December 31, 2000 from the audited financial statements at that date. The condensed balance sheet at September 30, 2001 does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Contract revenues

Contract revenues include copromotion revenue and other contract revenue.

Copromotion revenue includes our share of profits from the sale of INTEGRILIN in copromotion territories by Schering-Plough Ltd. and Schering Corporation (collectively, "Schering"), as well as the reimbursement from Schering of our costs of copromotion revenue. We recognize copromotion revenue when Schering ships related product to wholesalers and record it net of allowances, if any, which we believe are necessary. Our costs of copromotion revenue consist of certain manufacturing-related, advertising and promotional expenses associated with the sale of INTEGRILIN within copromotion territories. We defer certain manufacturing-related expenses until the time Schering ships related product to its customers inside and outside copromotion territories. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned.

Other contract revenue includes recognition of reimbursement to us by Schering of certain manufacturing-related expenses for materials used outside the copromotion territory, and royalties from Schering on sales of INTEGRILIN outside the copromotion territory. We recognize these revenues when Schering ships the related product to its customers. Other contract revenue also includes development revenue, which we recognize as earned based on the performance requirements of the contract. We expense related development costs as they are incurred.

--------------------------------------------------------------------------------
                                  Page 6 of 20

Prepaid copromotion expenses

Prepaid copromotion expenses represent materials on hand, valued at cost, and prepayments to third-party suppliers associated with manufacturing-related copromotion expenses. Prepaid copromotion expenses consist of the following (in thousands):

                                              September 30,    December 31,
                                                  2001             2000
                                              -------------    ------------
             Deposits and prepayments         $       7,538    $      4,690
             Bulk materials                          47,384          30,918
             Finished goods                          29,399          23,041
                                              -------------    ------------
                                              $      84,321    $     58,649
                                              =============    ============

Other assets

Other assets represent issuance costs associated with our sale of $300,000,000 aggregate principal amount of 4.5% convertible senior notes in June and July 2001 and our sale of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. The issuance costs are being amortized over the five-year life of the convertible senior notes and the seven-year life of the convertible subordinated notes. Other assets consist of the following (in thousands):

                                                                          September 30,   December 31,
                                                                               2001           2000
                                                                          -------------   ------------
             4.5% convertible senior notes due June 15, 2006              $       9,989   $         --
             5.0% convertible subordinated notes due March 1, 2007               10,869         10,869
             Less accumulated amortization                                       (2,958)        (1,297)
                                                                          -------------   ------------
                                                                          $      17,900   $      9,572
                                                                          =============   ============


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

Advertising and promotion costs

Advertising and promotion costs are expensed in the period they are incurred and classified as cost of copromotion revenue. Advertising and promotion costs totaled $3,466,000 and $11,637,000 for the three and nine months ended September 30, 2001 compared to $3,859,000 and $10,751,000 for the corresponding periods in 2000.

Reclassification

We have reclassified certain prior year balances to conform to the current year presentation.

--------------------------------------------------------------------------------
                                  Page 7 of 20

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Comprehensive income
(loss) consists of the following (in thousands):

                                                             Three Months               Nine Months
                                                          Ended September 30,       Ended September 30,
                                                       ---------------------------------------------------
                                                          2001          2000         2001         2000
                                                       ---------    ---------    -----------   -----------
   Net income (loss)                                   $     771    $  (1,221)   $     1,223   $  (17,659)

   Other comprehensive income (loss) -
      Unrealized holding gains and losses on
      available-for-sale short-term investments            3,946          709          3,239          615
                                                       ---------    ---------    -----------   ----------

   Comprehensive income (loss)                         $   4,717    $    (512)   $     4,462   $  (17,044)
                                                       =========    =========    ===========   ==========

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

At September 30, 2001, the amortized cost and estimated fair value of short-term investments, classified by contractual maturity, are (in thousands):

                                                               Amortized       Estimated
                                                                  Cost         Fair Value
                                                              ------------    ------------
       Due in one year or less                                $    119,870    $    120,839
       Due after one year and in less than three
       years                                                       265,502         269,601
                                                              ------------    ------------
                                                              $    385,372    $    390,440
                                                              ============    ============

During the three and nine months ended September 30, 2001, we sold short-term investments with a fair value of $92,196,000 and $271,036,000 resulting in gross realized gains of $1,676,000 and $4,134,000 and gross realized losses of $6,000 and $7,000, respectively.

Long-term obligations: The estimated fair values of our convertible senior notes and convertible subordinated notes at September 30, 2001 are approximately $255,000,000 and $266,000,000, respectively, based upon quoted market prices.

--------------------------------------------------------------------------------
                                  Page 8 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Earnings per share

In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share", we have computed basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share also includes the effect of any potentially dilutive securities, consisting of stock options, for the three and nine months ended September 30, 2001. Had we been in a net income position for the three and nine months ended September 30, 2000, diluted earnings per share (EPS) would have included the shares used in the computation of basic net income per share as well as the impact of 5,553,000 and 6,032,000 net shares issued upon the assumed exercise of outstanding stock options. We have excluded the impact of our convertible senior and subordinated notes from the computation of diluted shares outstanding because the impact of an assumed conversion of these convertible notes is anti-dilutive for all periods presented. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2001 and 2000 (in thousands).

                                               Three Months            Nine Months
                                            Ended September 30,    Ended September 30,
                                            -------------------    -------------------
                                              2001       2000        2001        2000
                                            ------       ------    ------        -----
Numerator for basic and diluted EPS:
   Net income (loss)                        $    771   $ (1,221)   $  1,223   $(17,659)
                                            ========   ========    ========   ========

Denominator:
   Denominator for basic EPS -
      weighted-average shares                 55,609     54,067      55,370     52,969

   Effect of dilutive securities -
      stock options                            3,485         --       3,833         --
                                            --------   --------    --------   --------

   Denominator for diluted EPS - adjusted
      weighted-average shares                 59,094     54,067      59,203     52,969
                                            ========   ========    ========   ========

3.  Contingencies

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

--------------------------------------------------------------------------------
                                  Page 9 of 20

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

Overview

COR is dedicated to the discovery, development and marketing of novel therapeutic products to establish new standards of care for treating and preventing acute and chronic cardiovascular diseases. We market INTEGRILIN, our approved drug, to treat patients with certain acute cardiovascular diseases. We are also developing a portfolio of product candidates to treat and prevent a broad range of acute and chronic cardiovascular diseases and other conditions.

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

We have funded our operations primarily through public and private debt and equity financings and proceeds from research and development and commercialization collaboration agreements. We have incurred a cumulative net loss of $230,662,000 through September 30, 2001.

Results of Operations

Three and nine months ended September 30, 2001 and 2000

Total contract revenues, which include copromotion and other contract revenue, were $33,023,000 and $93,866,000 for the three and nine months ended September 30, 2001 compared to $29,913,000 and $72,891,000 for the corresponding periods in 2000.

Copromotion revenue related to the sales of INTEGRILIN by Schering was $30,319,000 and $85,532,000 for the three and nine months ended September 30, 2001 compared to $27,840,000 and $67,725,000 for the corresponding periods in 2000. Schering reported to us total worldwide sales of INTEGRILIN of $58,817,000 and $163,783,000 for the three and nine months ended September 30, 2001 compared to $51,794,000 and $121,282,000 for the corresponding periods in 2000. Sales of INTEGRILIN in the United States were $52,941,000 and $147,835,000 for the three and nine months ended September 30, 2001. The worldwide sales increase in the three and nine months

--------------------------------------------------------------------------------
                                 Page 10 of 20

                             COR THERAPEUTICS, INC.
-------------------------------------------------------------------------------

ended September 30, 2001 compared to 2000 is attributable to overall market growth as well as increased market share for INTEGRILIN. Copromotion revenue fluctuates in relation to the domestic sales of INTEGRILIN and to our and Schering's respective costs of copromotion revenue, and we expect these fluctuations to continue. Product sales reported by Schering for any period are not necessarily indicative of product sales for any future period. Wholesaler management decisions to increase or decrease their inventory of INTEGRILIN may result in sales of INTEGRILIN to wholesalers that do not track directly with sales from wholesalers of INTEGRILIN to hospitals.

Other contract revenue was $2,704,000 and $8,334,000 for the three and nine months ended September 30, 2001 compared to $2,073,000 and $5,166,000 for the corresponding periods in 2000. These fluctuations are due to increased royalty and other contract revenue resulting from increased international sales of INTEGRILIN and to fluctuations in clinical trial and development activities. We expect royalty and other contract revenue and clinical trial and development activities to fluctuate in the future.

Cost of copromotion revenue was $13,626,000 and $38,838,000 for the three and nine months ended September 30, 2001 compared to $14,034,000 and $37,302,000 for the corresponding periods in 2000. Cost of copromotion revenue includes certain manufacturing-related, advertising and promotional expenses associated with the sale of INTEGRILIN within copromotion territories. Cost of copromotion revenue fluctuates in relation to the domestic sales of INTEGRILIN and as we incur more or less of the joint manufacturing, advertising or promotional activities that we undertake in our collaboration with Schering.

Research and development expenses were $11,452,000 and $35,113,000 for the three and nine months ended September 30, 2001 compared to $10,246,000 and $32,990,000 for the corresponding periods in 2000, consistent with our ongoing clinical trial activities and expenses pertaining to other research, development and clinical activities associated with product candidates. Research and development expenses are expected to increase over the next several years, although the timing of certain of these expenses may depend on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and product candidates in development.

Marketing, general and administrative expenses were $7,557,000 and $22,626,000 for the three and nine months ended September 30, 2001 compared to $8,082,000 and $23,490,000 for the corresponding periods in 2000, consistent with our ongoing marketing and general corporate activities. We expect marketing, general and administrative costs to increase over the next several years.

Interest income was $8,583,000 and $21,154,000 for the three and nine months ended September 30, 2001 compared to $5,597,000 and $13,516,000 for the corresponding periods in 2000. The increase in 2001 compared to 2000 was due to changes in average cash and investment balances, including proceeds from the sale of $300,000,000 aggregate principal amount of 4.5% convertible senior notes in June and July 2001, and from realized gains from the sale of short-term investments during the three months ended March 31 and September 30, 2001.

Interest expense was $8,184,000 and $17,195,000 for the three and nine months ended September 30, 2001 compared to $4,369,000 and $10,284,000 for the corresponding periods in 2000. The increase in 2001 compared to 2000 was due to changes in average outstanding debt obligations, including proceeds from the sale of $300,000,000 aggregate principal amount of 4.5% convertible senior notes in June and July 2001.

Net income was $1,223,000 for the nine months ended September 30, 2001. The provision for income taxes of $25,000 reflects federal alternative minimum taxes.

--------------------------------------------------------------------------------
                                  Page 11 of 20

                             COR THERAPEUTICS, INC.
-------------------------------------------------------------------------------

Liquidity and Capital Resources

We had available cash, cash equivalents and short-term investments of $633,275,000 at September 30, 2001. Cash in excess of immediate requirements is invested with the primary objective of preserving principal while at the same time maximizing yields without significantly increasing risk. We have funded our operations primarily through public and private debt and equity financings and revenues from commercialization and research and development collaboration agreements. Additional funding has come from grant revenues, interest income and property and equipment financings.

Net cash used in operating activities and additions to capital equipment was $5,344,000 for the nine months ended September 30, 2001, compared to $17,614,000 for the nine months ended September 30, 2000. The decrease in 2001 compared to 2000 was primarily due to the timing of activities related to our agreement with Schering, the effect of reduced losses from operations and increased purchases of property and equipment. Cash requirements for operating activities and additions to capital equipment may increase in future periods. The timing of these cash requirements may vary from period to period depending on the timing and phase of, and indications pursued in, additional clinical trials of INTEGRILIN and other product candidates in development and depending on our debt service obligations.

Cash provided by financing activities was $295,503,000 for the nine months ended September 30, 2001 compared to $311,270,000 for the nine months ended September 30, 2000. These amounts include proceeds from the sale of $300,000,000 aggregate principal amount of 4.5% convertible senior notes in June and July 2001 and proceeds from the sale of $300,000,000 aggregate principal amount of 5.0% convertible subordinated notes in February 2000. Additional cash provided by financing activities stems from the issuance of common stock pursuant to our stock option and stock purchase plans.

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

Risks related to our drug development and commercialization activities

If INTEGRILIN does not maintain commercial success, we will not be able to generate the revenues necessary to support our business.

Our business depends on the commercial success of INTEGRILIN, which has been on the market in the United States since June 1998. Marketing outside the United States commenced in mid-1999. Although sales of INTEGRILIN have increased since its launch, if sales do not continue to increase over current levels, we may not

-------------------------------------------------------------------------------
                                  Page 12 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

achieve sustained profitability, and we will be forced to scale back our operations and research and development programs.

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

--------------------------------------------------------------------------------
                                  Page 13 of 20

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

--------------------------------------------------------------------------------
                                  Page 14 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

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

We have no manufacturing facilities and, accordingly, rely on third parties and Schering for clinical and commercial production of INTEGRILIN and for clinical production of product candidates. We have two manufacturers that produce bulk product, and two manufacturers, one of which is Schering, to perform packaging of INTEGRILIN. We have additional manufacturers producing product candidates for clinical trials. We rely on our contract manufacturers to deliver INTEGRILIN and product candidates that have been manufactured in accordance with Current Good Manufacturing Practices and other applicable regulations.

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

--------------------------------------------------------------------------------
                                  Page 15 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

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

Historically, our expenses have exceeded our revenues. As of September 30, 2001, we had an accumulated deficit of $230,662,000. The extent of future losses and timing of future profitability are uncertain, even taking into account our share of revenues from sales of INTEGRILIN. We continue to incur significant expenses for research and development and to develop, train, maintain and manage our sales force, and these expenses have exceeded our share of INTEGRILIN product revenues. We may never achieve ongoing profitability.

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

--------------------------------------------------------------------------------
                                  Page 16 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Our indebtedness and debt service obligations may adversely affect our cash flow.

At September 30, 2001, we had $601,707,000 of outstanding debt, including primarily our convertible senior and subordinated notes. During each of the last five years, our earnings were insufficient to cover our fixed charges. During each of the next three years, our debt service obligations on our convertible senior and subordinated notes will be approximately $28,500,000 in interest payments. If we are unable to generate sufficient cash to meet these obligations and have to use existing cash or investments, we may have to delay or curtail research and development programs.

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

--------------------------------------------------------------------------------
                                  Page 17 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

In addition, the stock market in general has from time to time and in particular, recently experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies' operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole, and investors could lose a part of their investment.

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

--------------------------------------------------------------------------------
                                  Page 18 of 20

                             COR THERAPEUTICS, INC.
--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and long-term obligations. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. Our portfolio includes money market funds, commercial paper, medium-term notes, corporate notes and government securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than three years. At September 30, 2001, approximately 57% of our cash and investment portfolio was composed of investments maturing in one year or less. The remainder of our investment portfolio matures in less than three years.

Our long-term obligations include $300,000,000 of 4.5% convertible senior notes due June 15, 2006 and $300,000,000 of 5.0% convertible subordinated notes due March 1, 2007. Interest on the convertible senior notes is fixed and payable semi-annually on June 15 and December 15 of each year and interest on the convertible subordinated notes is fixed and payable semi-annually on March 1 and September 1 of each year. The notes are convertible into shares of our common stock at different rates at any time prior to maturity, unless previously redeemed or repurchased, subject to adjustment in certain events.

The following table presents, as of September 30, 2001, the amounts of our cash, cash equivalents and short-term investments that may be subject to interest rate risk and the average interest rates by year of maturity ($ in thousands):

                                                           Year Maturing
                                         ----------------------------------------------------
                                            2001          2002         2003            2004        Total       Fair Value
                                         ---------     ---------    ---------      ----------    ---------     ----------
Cash, cash equivalents and
short-term investments:
    Fixed rate amount                    $ 284,862     $ 106,764    $ 111,486      $   91,423    $ 594,535     $  594,535
    Average fixed rate                        3.43%         6.07%        6.12%           4.91%        4.64%          4.64%
    Variable rate amount                 $   3,331     $       -    $  20,656      $   14,753    $  38,740     $   38,740
    Average variable rate                     3.94%            -         4.01%           3.80%        3.92%          3.92%
                                         ---------     ---------    ---------      ----------    ---------     ----------

Total cash, cash equivalents
and short-term investments:
    Fixed and variable
      rate amount                        $ 288,193     $ 106,764    $ 132,142      $  106,176    $ 633,275     $  633,275
   Average rate                               3.44%         6.07%        5.79%           4.76%        4.59%          4.59%
                                         ---------     ---------    ---------      ----------    ---------     ----------

--------------------------------------------------------------------------------
                                 Page 19 of 20

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

   Number        Exhibit
-------------    ---------------------------------------------------------------

 *     10.1      Form of Option Agreement used under the Registrant's 1991
                 Equity Incentive Plan, as amended.
 *     10.2      Form of Option Agreement used under the Registrant's 1998
                 Non-Officer Equity Incentive Plan, as amended.
       10.3      Lease Agreement dated July 1, 2001 between Britannia Pointe
                 Grand Limited Partnership and the Registrant.

--------------------------------------------------------------------------------

 * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.


Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended September 30, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 31, 2001

COR THERAPEUTICS, INC.

Signature                    Title
---------------------------- -----------------------------------------------------------
/s/ VAUGHN M. KAILIAN        President, Chief Executive Officer and Director
----------------------------
Vaughn M. Kailian            (Principal Executive Officer)

/s/ PETER S. RODDY           Senior Vice President, Finance and Chief Financial Officer
----------------------------
Peter S. Roddy               (Principal Financial Officer)

/s/ JOHN M. SCHEMBRI         Director, Finance and Controller
----------------------------
John M. Schembri             (Principal Accounting Officer)

--------------------------------------------------------------------------------
                                 Page 20 of 20